Form 10QSB
period 2003-03-31
FENTON GRAHAM MARKETING INC
filed 2003-08-20
CIK 1163812

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended: March 31, 2003

                Commission File Number: 000-50286

                  Fenton Graham Marketing, Inc.
     (Exact name of registrant as specified in its charter)



           Nevada                            86-1042805
  (State of incorporation)      (I.R.S. Employer Identification No.)


                 13215 Verde River Drive, Unit 1
                    Fountain Hills, AZ  85268
            (Address of principal executive offices)


                         (480) 836-8720
      (Registrant's telephone number, including area code)



 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

There are 6,000,000 shares of common stock issued and outstanding as of August 15, 2003.

                              INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements...................................   3

               Balance Sheet - March 31, 2003 (Unaudited)..........   3

               Statements of Operations (Unaudited)................   4

               Statement of Stockholders' Equity (Uanudited).......   5

               Statements of Cash Flows (Unaudited)................   6

               Notes to Financial Statements....................... 7-9

  Item 2.   Management's Plan of Operation.........................  10

  Item 3.   Controls and Procedures................................  13


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings......................................  14

  Item 2.   Changes in Securities..................................  15

  Item 3.   Defaults Upon Senior Securities........................  15

  Item 4.   Submission of Matters to a Vote of Security Holders....  15

  Item 5.   Other Information......................................  15

  Item 6.   Exhibits and Reports on Form 8-K.......................  15

Signatures.........................................................  16

Certifications.....................................................  17


                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                BALANCE SHEET - MARCH 31, 2003
                           (UNAUDITED)


                             ASSETS

Current assets -
   cash and cash equivalents                                 $ 13,858

Software                                                       20,000
                                                             --------

       Total assets                                          $ 33,858
                                                             ========


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities -
   Accounts payable and accrued expenses         $ 2,012
   Due to officer                                    100
                                                 -------

       Total current liabilities                             $  2,112


Stockholder's equity:
   Common stock, $0.001 par value, 100,000,000
    shares authorized, 6,000,000 shares issued
    and outstanding                                6,000
   Additional Paid-in Capital                    145,300
   Deficit accumulated during the
    development stage                           (119,554)
                                                ---------

       Total stockholders' equity                              31,746
                                                             --------

                                                             $ 33,858
                                                             ========


The accompanying notes are an integral part of these financial statements.


                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)



                                   Three months ended
                                        March 31,
                                    2003         2002
                                 ----------   ----------

Net revenue                      $  14,587    $       -

Cost of revenue                          -            -
                                 ----------   ----------

Gross profit                        14,587            -

Selling, general and
administrative expenses             27,466        2,864
                                 ----------   ----------

Loss from operations before
provision for income taxes         (12,879)      (2,864)

Provision for income taxes               -            -
                                 ----------   ----------

Net loss                         $ (12,879)   $  (2,864)
                                 ==========   ==========

Loss per share - basic and       $   (0.02)   $   (0.00)
diluted                          ==========   ==========

Weighted average number of
shares - basic and diluted       6,000,000    5,948,750
 basic and diluted               =========    =========


The accompanying notes are an integral part of these financial statements.

                          FENTON GRAHAM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional   During the      Total
                                     ----------------------       Paid-in    Development   Stockholders'
                                       Shares       Amount        Capital       Stage        Equity
                                     ----------    --------     ----------   -----------   ------------

Balance at October 17, 2001                  -     $      -      $      -     $      -     $      -

Issuance of founder shares for
 services on October 17, 2001        5,000,000        5,000             -            -        5,000

Sale of shares for cash at $0.10
 per share on December 4, 2001         385,000          385        38,115            -       38,500

Subscribed shares of common stock
 at $0.10 per share on December
 4, 2001                                     -            -        29,500            -       29,500

Costs incurred for private
 placement on December 4, 2001               -            -        (1,200)           -       (1,200)

Net loss for the period from
 October 17, 2001 (inception)
 to December 31, 2001                        -            -             -       (6,013)      (6,013)
                                    -----------    ---------     ---------    ---------     --------

Balance at December 31, 2001         5,385,000        5,385        66,415       (6,013)      65,787

Issuance of subscribed stock in
 January 2002                          295,000          295         (295)            -            -

Sale of shares for cash at $0.10
 per share on January 4, 2002          320,000          320        31,680            -       32,000

Return of founder shares in
 July 2002                          (2,500,000)      (2,500)            -            -       (2,500)

Issuance of shares for services
 in July 2002                        2,500,000        2,500        47,500            -       50,000

Net loss for the period ended
 December 31, 2002                           -            -             -     (100,662)    (100,662)
                                    -----------    ---------     ---------   ----------    ---------

Balance at December 31, 2002         6,000,000        6,000       145,300     (106,675)      45,625
                                    -----------    ---------     ---------   ----------    ---------

Net loss for the period
 ended March 31, 2003                                                          (12,879)     (12,879)
                                    -----------    ---------     ---------   ----------    ---------

Balance at March 31, 2003            6,000,000     $  6,000      $ 145,300   $(119,554)    $ 31,746
                                    ===========    =========     =========   ==========    =========


The accompanying notes are an integral part of these financial statements.

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (UNAUDITED)

                                                                   For the period
                                                                  from October 17,
                                          For the period          2001 (inception)
                                             March 31,              to March 31,
                                        2003            2002            2003
                                     ----------      ----------      ----------

Cash flows provided by (used
 for) operating activities:
  Net Loss                           $ (12,879)      $  (2,864)      $(119,554)
                                     ----------      ----------      ----------
Adjustments to reconcile net
 loss to net cash used for
 operating activities -
 non-cash compensation                       -               -          55,000

Increase (decrease) in
 liabilities - accounts payable
 and accrued expenses                      412          (1,000)          2,012
                                     ----------      ----------      ----------

   Total adjustments                       412          (1,000)         57,012
                                     ----------      ----------      ----------

   Net cash used for operating
    activities                         (12,467)         (3,864)        (62,542)
                                     ----------      ----------      ----------

Cash flows used for investing
 activities - payments to
 acquire software                            -              -         (20,000)
                                     ----------      ----------      ----------

Cash flows provided by (used
 for) financing activities:
  Proceeds from officer-
   stockholder advance                       -              -           1,100
  Payment on advance from
   officer-stockholder                       -              -          (1,000)
  Issuance of common stock                   -          61,500          96,300
                                     ----------      ----------      ----------

    Net cash provided by
     financing activities                    -          61,500          96,400
                                     ----------      ----------      ----------

Net increase (decrease) in cash
 and cash equivalents                  (12,467)         57,636          13,858
Cash and cash equivalents,
 beginning of year                      26,325          38,387               -
                                     ----------      ----------      ----------

Cash and cash equivalents, end
 of the period                       $  13,858       $  96,023       $  13,858
                                     ==========      ==========      ==========

Supplemental disclosure of cash
 flow information:
  Interest paid                      $       -       $       -       $       -
                                     ==========      ==========      ==========
  Income taxes paid                  $       -       $       -       $       -
                                     ==========      ==========      ==========

Non cash activities:
 Issuance of common stock for
  services                           $       -       $       -       $  50,000
                                     ==========      ==========      ==========
 Stock subscription receivable
  for unissued shares                $       -       $       -       $  29,500
                                     ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements.

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO MARCH 31, 2003



(1)  Summary of Significant Accounting Policies:

     Nature of Business:

     Fenton Graham Marketing, Inc. (the "Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 17, 2001. Although the Company recognized $14,587 in revenue in the three months ended March 31, 2003, they do not consider this to be significant revenues, and therefore have determined to remain as a development stage entity.

     Interim Financial Statements:

     The accompanying unaudited financial statements for the three months ended March 31, 2003 and 2002, and the inception to date include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with The Securities and Exchange Commission.

     Going Concern:

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise funds by further stock issuances under their registration statement which became effective on May 12, 2003. The offering registered 5,000,000 shares for
     sale by the Company at $0.02 per share.   Management
     believes that these steps will be sufficient to provide the Company with the ability to continue in existence.


                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO MARCH 31, 2003



     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.


     Comprehensive Income:

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income "establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 2003, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

     Basic and Diluted Loss per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

     Recent Accounting Pronouncements:

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after March 31, 2003, except as stated below and for hedging relationships designated after March 31, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO MARCH 31, 2003


     respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do no yet exist, should be applied to both existing contracts and new contracts entered into after March 31, 2003. The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Standards No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward- looking statements include, but are not limited to:
(a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Overview

Fenton Graham was recently formed to provide online marketing services to small to medium sized companies. We plan to supply Internet traffic to the Websites of our clients by using marketing expertise and traffic generation techniques such as pop-up windows, domain names, banner ads, banner exchanges, exit traffic, search engine positioning, paid directory listings, e-mail marketing and affiliate programs. We will also assist our clients in developing relationships with vendors.

As additional funds become available, our objective is to position ourself as a leading provider of technology and marketing solutions that are designed to go beyond simple banners to produce better customer conversion rates, resulting in higher prices for our clients' inventory and more value for marketers. However, there is no assurance that we will be successful in doing so.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December, 31, 2002.

Plan of Operation

During the next 12 months, we plan to complete the development of our proprietary software, purchase or lease hardware, hire an initial staff, and begin business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $11,000 will be used to complete the development of our software and business, $8,000 will be used to purchase or lease hardware, $13,000 will be used towards office space and related equipment, $7,000 will be used in sales and advertising, $5,000 is set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $4,000 will be general working capital.

Our current cash is not adequate to satisfy our requirements.
The timing and extent of our growth will depend upon our ability to raise funds through the sale of our common stock in a public offering of through one or more private placements. Management believes we will need to raise between $100,000 and $200,000 over the next 24 months. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Fenton Graham. It is anticipated that an initial injection of $100,000 will be required within the next 12 to 15 months. Should we fail to raise at least $100,000 during the next 12 months, it could affect our ability to continue as a going concern.

Should management decide that raising funds by means of one or more private placements or a secondary public offering would be detrimental to Fenton Graham and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the software development, staffing, marketing and general working capital purposes.

Costs and Expenses

Currently, we have minimal monthly expenditures.  During the next
12 months, we intend to hire one employee to handle administrative and marketing tasks and we intend to hire, on a contract basis, three technical consultants to complete the development of our software and handle hardware issues.

To date, our business has been in the early stages of development and has had no operations. Accordingly, we have had no revenues. All incurred expenses have been funded by our private offering. We are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require to complete each of our Milestones detailed below through the sale of our common stock.

Milestones

Milestone 1: Establish an Office. We currently have an office from where we can conduct operations. We anticipate total office costs to be $23,000 for the next 12 months. This includes legal and accounting expenses, rent, equipment such as computers and telephones, and utilities.

Milestone 2: Complete Software Development. We will need at least $8,000 to complete the development of our Redirector and WarRoom software. On July 12, 2002, we purchased the software from Quantum Leap Media, Inc. for $20,000 cash. We used the proceeds from our private offering completed in January 2002 to make this purchase. At the time of the purchase, the software was not fully developed. Currently, the Redirector and WarRoom can redirect domains and serve ads as required, but they still need to be able to track all of this and present the information to clients in a well formatted online report. It is anticipated that following completion of this software, sales to clients could begin almost immediately. We anticipate that this work will be completed by contract labor in the third quarter of 2003.

Milestone 3: Purchase/Lease Hardware. We intend to lease three dual pentium servers with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We expect the hardware to be fully purchased in the third quarter of 2003.

Milestone 4: Hire Staff. We will engage an administrative person as well as additional technical people. We expect that we may hire one administrative person during our first year of business. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We anticipate that this hiring will take place in the third or fourth quarter of 2003.

Milestone 5: Develop Marketing Campaign. The next step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials.

Potential clients of Fenton Graham Marketing are small to medium sized companies in North America, and primarily the United
States. These companies in most cases will already be offering a product or service on the Internet.

It is anticipated that it would take approximately six to eight weeks to develop the advertising campaign, although, depending on the availability of resources, we will attempt to develop our advertising campaign concurrently with establishing an office, developing software, purchasing hardware, and hiring employees and consultants. The cost of developing the first campaign is estimated at approximately $3,000.

Milestone 6: Implementation of Advertising Campaign and Sales Calls. Implementation of the advertising campaign would begin with sending out e-mails and calling prospective clients. Immediately following this, we would begin telephone follow ups. The cost of these first round sales efforts is estimated at $7,000. We anticipate that the implementation of advertising campaigns and sales calls will begin in the third or fourth quarter of 2003.

Milestone 7: Achieve Revenues. It is difficult to quantify how long it will take to convert our efforts into actual sales and revenues. We hope that clients will begin using our services within days of implementation of our advertising campaign, but it may take several weeks before people begin to purchase our services. Moreover, customers may not be willing to pay for the service at the time they order, and may insist on buying on account, which would delay receipt of revenues. Fenton Graham will not generate revenues directly from the sale or leasing of any software; we will use our software as a means for delivering our product, targeted Internet traffic. Our revenue will come from clients that receive our Internet marketing efforts which include things like banner ads, pop-up ads, and domain redirects. We will be paid based on the number of people we send to a client's site or on a percentage of sales generated from the people we send to their site.

We have no current plans, preliminary or otherwise, to merge with or acquire any other entity.

Employees

Currently, the only employee is our sole officer, J.P. Schrage. Over the next few months, we plan to hire 3 contract workers to assist in completing the development of our software and technology. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is moderate.

ITEM 3. CONTROLS AND PROCEDURES

Based on his most recent evaluation as of the end of the period covered by this Report, the Company's President and Chief Executive and Financial Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of his evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Number     Description

     3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 13, 2002).

     3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 13,
               2002).

(b) Reports on Form 8-K

     None


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FENTON GRAHAM MARKETING, INC.



                                By: /s/
                                   J. P. Schrage, President and
                                   Chief Executive and Financial
                                   Officer

                                Date:  August 19, 2003


                          CERTIFICATION

     I, J.P. Schrage, certify that:

     1. I have reviewed this Quarterly Report for the period ended March 31, 2003 of Fenton Graham Marketing, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 19, 2003


/s/ J.P. Schrage
Chief Executive and Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, J. P. Schrage, President, Chief Executive and Financial
Officer of Fenton Graham Marketing, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 19, 2003             By: /s/
                                   Name: J. P. Schrage
                                   Title: President, Chief Executive
                                          and Financial Officer


