Form 10QSB
period 2003-06-30
FENTON GRAHAM MARKETING INC
filed 2003-08-20
CIK 1163812

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended: June 30, 2003

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


                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                BALANCE SHEET - JUNE 30, 2003
                           (UNAUDITED)


                             ASSETS

Current assets -
   cash and cash equivalents                                 $  4,589

Software                                                       20,000
                                                             --------

       Total assets                                          $ 24,589
                                                             ========


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities -
   Accounts payable and accrued expenses         $ 1,600
   Due to officer                                    100
                                                 -------

       Total current liabilities                             $  1,700


Stockholder's equity:
   Common stock, $0.001 par value, 100,000,000
    shares authorized, 6,000,000 shares issued
    and outstanding                                6,000
   Additional Paid-in Capital                    145,300
   Deficit accumulated during the
    development stage                           (128,411)
                                                ---------

       Total stockholders' equity                              22,889
                                                             --------

                                                             $ 24,589
                                                             ========


The accompanying notes are an integral part of these financial statements.


                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                                                     For the period
                                   Three months ended         Six months ended      from October 17,
                                        June 30,                  June 30,        2001 (inception) to
                                    2003         2002         2003        2002       June 30, 2003
                                 ----------   ----------   ----------  ----------   ---------------

Net revenue                      $  16,602    $       -    $  31,189   $       -      $   36,897

Cost of revenue                          -            -            -           -               -
                                 ----------   ----------   ----------  ----------   ---------------

Gross profit                        16,602            -       31,189           -          36,897

Selling, general and
administrative expenses             25,459       25,362       52,925      28,226         165,306
                                 ----------   ----------   ----------  ----------   ---------------

Loss from operations before
provision for income taxes          (8,857)     (25,362)     (21,736)    (28,226)       (128,411)

Provision for income taxes               -            -            -           -               -
                                 ----------   ----------   ----------  ----------   ---------------

Net loss                         $  (8,857)   $ (25,362)   $ (21,736)  $ (28,226)     $ (128,411)
                                 ==========   ==========   ==========  ==========   ===============

Loss per share - basic and
diluted                          $   (0.00)   $   (0.00)   $   (0.00)  $    0.01      $    (0.02)
                                 ==========   ==========   ==========  ==========   ===============

Weighted average number of
shares - basic and diluted
 basic and diluted               6,000,000    5,948,750    6,000,000   5,948,750       6,000,000
                                 ==========   ==========   ==========  ==========   ===============


The accompanying notes are an integral part of these financial statements.

                          FENTON GRAHAM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional   During the      Total
                                     ----------------------       Paid-in    Development   Stockholders'
                                       Shares       Amount        Capital       Stage        Equity
                                     ----------    --------     ----------   -----------   ------------

Balance at October 17, 2001                  -     $      -      $      -     $      -     $      -

Issuance of founder shares for
 services on October 17, 2001        5,000,000        5,000             -            -        5,000

Sale of shares for cash at $0.10
 per share on December 4, 2001         385,000          385        38,115            -       38,500

Subscribed shares of common stock
 at $0.10 per share on December
 4, 2001                                     -            -        29,500            -       29,500

Costs incurred for private
 placement on December 4, 2001               -            -        (1,200)           -       (1,200)

Net loss for the period from
 October 17, 2001 (inception)
 to December 31, 2001                        -            -             -       (6,013)      (6,013)
                                    -----------    ---------     ---------    ---------     --------

Balance at December 31, 2001         5,385,000        5,385        66,415       (6,013)      65,787

Issuance of subscribed stock in
 January 2002                          295,000          295         (295)            -            -

Sale of shares for cash at $0.10
 per share on January 4, 2002          320,000          320        31,680            -       32,000

Return of founder shares in
 July 2002                          (2,500,000)      (2,500)            -            -       (2,500)

Issuance of shares for services
 in July 2002                        2,500,000        2,500        47,500            -       50,000

Net loss for the period ended
 December 31, 2002                           -            -             -     (100,662)    (100,662)
                                    -----------    ---------     ---------   ----------    ---------

Balance at December 31, 2002         6,000,000        6,000       145,300     (106,675)      45,625
                                    -----------    ---------     ---------   ----------    ---------

Net loss for the period
 ended June 30, 2003                                                           (21,736)     (21,736)
                                    -----------    ---------     ---------   ----------    ---------

Balance at June 30, 2003             6,000,000     $  6,000      $ 145,300   $(128,411)    $ 22,889
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

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (UNAUDITED)

                                                                   For the period
                                                                  from October 17,
                                          For the period          2001 (inception)
                                             June 30,               to June 30,
                                        2003            2002            2003
                                     ----------      ----------      ----------

Cash flows provided by (used
 for) operating activities:
  Net Loss                           $ (21,736)      $ (28,226)      $(128,411)
                                     ----------      ----------      ----------
Adjustments to reconcile net
 loss to net cash used for
 operating activities -
 non-cash compensation                       -          (1,000)          55,000

Increase (decrease) in
 liabilities - accounts payable
 and accrued expenses                        -               -           1,600
                                     ----------      ----------      ----------

   Total adjustments                         -          (1,000)         56,600
                                     ----------      ----------      ----------

   Net cash used for operating
    activities                         (21,736)        (29,226)        (71,811)
                                     ----------      ----------      ----------

Cash flows used for investing
 activities - payments to
 acquire software                            -              -         (20,000)
                                     ----------      ----------      ----------

Cash flows provided by (used
 for) financing activities:
  Proceeds from officer-
   stockholder advance                       -              -           1,100
  Payment on advance from
   officer-stockholder                       -              -           (1,000)
  Issuance of common stock                   -          61,500          96,300
                                     ----------      ----------      ----------

    Net cash provided by
     financing activities                    -          61,500          96,400
                                     ----------      ----------      ----------

Net increase (decrease) in cash
 and cash equivalents                  (21,736)         32,274           4,589
Cash and cash equivalents,
 beginning of year                      26,325          38,387               -
                                     ----------      ----------      ----------

Cash and cash equivalents, end
 of the period                       $   4,589       $  70,661       $   4,589
                                     ==========      ==========      ==========

Supplemental disclosure of cash
 flow information:
  Interest paid                      $       -       $       -       $       -
                                     ==========      ==========      ==========
  Income taxes paid                  $       -       $       -       $       -
                                     ==========      ==========      ==========

Non cash activities:
 Issuance of common stock for
  services                           $       -       $   5,000       $  50,000
                                     ==========      ==========      ==========
 Stock subscription receivable
  for unissued shares                $       -       $       -       $  29,500
                                     ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements.

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO JUNE 30, 2003



(1)  Summary of Significant Accounting Policies:

     Nature of Business:

     Fenton Graham Marketing, Inc. (the "Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 17, 2001. Although the Company recognized $16,602 and $31,189 in revenue in the three and six months ended June 30, 2003, they do not consider this to be significant revenues, and therefore have determined to remain as a development stage entity.

     Interim Financial Statements:

     The accompanying unaudited financial statements for the six months ended June 30, 2003 and 2002, and the inception to date include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with The Securities and Exchange Commission.

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


                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO JUNE 30, 2003



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


     Comprehensive Income:

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income "establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended June 30, 2003, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

     Basic and Diluted Loss per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

     Recent Accounting Pronouncements:

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their

                  FENTON GRAHAM MARKETING, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

  FOR THE PERIOD FROM OCTOBER 17, 2001 (INCEPTION) TO JUNE 30, 2003


     respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do no yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended December 31, 2002.

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

Milestone 4: Hire Staff. We will engage an administrative person as well as additional technical people. We expect that we may hire one administrative person during our first year of business. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We anticipate that this hiring will take place in the second or third quarter of 2003.

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

                                FENTON GRAHAM MARKETING, INC.



                                By: /s/
                                   J. P. Schrage, President and
                                   Chief Executive and Financial
                                   Officer

                                Date:  August 19, 2003


                          CERTIFICATION

     I, J.P. Schrage, certify that:

     1. I have reviewed this Quarterly Report for the period ended June 30, 2003 of Fenton Graham Marketing, Inc.;

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


