Form 10QSB
period 2003-09-30
FENTON GRAHAM MARKETING INC
filed 2003-11-25
CIK 1163812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2003

                          Commission File No. 000-50286

                          FENTON GRAHAM MARKETING, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                        86-1042805
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    13215 Verde River Drive, Unit 1                         85268
        Fountain Hills, Arizona                           (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (480) 836-8720

        ________________________________________________________________
        (Former name, former address, and former fiscal year, if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

 Number of shares outstanding of each of the issuer's classes of common equity:

                   Class                     Outstanding as of November 24, 2003
                   -----                     -----------------------------------
       Common stock, $0.001 par value                      6,000,000

--------------------------------------------------------------------------------

   The issuer is not using the Transitional Small Business Disclosure format.

                          FENTON GRAHAM MARKETING, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION..........................................     3

Item 1.    Consolidated Unaudited Financial Statements....................     3

Consolidated Unaudited Balance Sheet......................................     3

Consolidated Unaudited Statements of Operations...........................     4

Consolidated Unaudited Statements of Cash Flows...........................     5

Item 2.    Management's Plan of Operation.................................     9

Item 3.    Controls and Procedures........................................    12

PART II    OTHER INFORMATION..............................................    13

Item 6.    Exhibits and Reports on Form 8-K...............................    13

SIGNATURES ...............................................................    14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

ASSETS

   Software                                                           $  20,000

                                                                      ---------
      TOTAL ASSETS                                                    $  20,000
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Bank overdraft                                                     $   1,734
   Accounts payable                                                       1,600
   Due to officer                                                           100
                                                                      ---------

Total liabilties                                                          3,434
                                                                      ---------

STOCKHOLDERS' EQUITY:

   Common stock, $0.001 par value, 100,000,000 shares authorized
      6,000,000 issued and outstanding                                    6,000
   Additional paid-in capital                                           145,300
   Deficit accumulated during the development stage                    (134,734)
                                                                      ---------

Total stockholders' equity                                               16,566
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  20,000
                                                                      =========

     The accompanying notes are an integral part of this unaudited financial statement

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                          Three months                       Nine months               For the period from
                                       ended September 30:               ended September 30:       October 17,2001 (inception)
                                      2003             2002             2003             2002         to September 30, 2003
                                      ----             ----             ----             ----         ---------------------
NET REVENUES                      $    11,863      $        --      $    43,052      $        --           $    48,760

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                18,187           10,623           71,111           38,848               183,494
                                  ----------------------------      ----------------------------           -----------

INCOME BEFORE INCOME TAXES             (6,324)         (10,623)         (28,059)         (38,848)             (134,734)
                                  ----------------------------      ----------------------------           -----------

PROVISION FOR INCOME TAXES                 --               --               --               --                    --
                                  ----------------------------      ----------------------------           -----------

NET LOSS                          $    (6,324)     $   (10,623)     $   (28,059)     $   (38,848)          $  (134,734)
                                  ============================      ============================           ===========

NET INCOME PER SHARE:
  Basic and diluted               $         *      $         *      $         *      $     (0.01)          $     (0.02)
                                  ============================      ============================           ===========

WEIGHTED AVERAGE NUMBER
OF SHARES - BASIC AND DILUTED
  Basic and diluted                 6,000,000        6,000,000        6,000,000        5,996,484             5,895,867
                                  ============================      ============================           ===========

     The accompanying notes are an integral part of this unaudited financial statement

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                                                Period October 17,
                                                                   Nine months             Nine months           2001 (inception)
                                                               ended September 30,     ended September 30,       to September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                 2003                    2002                     2003
                                                                    --------                --------                ---------
  Net income                                                        $(28,059)               $(38,848)               $(134,734)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Non-cash compensation                                                 --                  50,000                   55,000
    Increase in accounts payable                                          --                      --                    1,600
                                                                    --------                --------                ---------
          Net cash (used)/provided by operating activities           (28,059)                 11,152                  (78,134)
                                                                    --------                --------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      --                 (20,000)                 (20,000)
                                                                    --------                --------                ---------
          Net cash used by investing activities                           --                 (20,000)                 (20,000)
                                                                    --------                --------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer advance                                           --                      --                    1,100
  Payment on officer advance                                              --                      --                   (1,000)
  Increase in bank overdraft                                           1,734                      --                    1,734
  Issuance of common stock                                                --                  29,500                   96,300
                                                                    --------                --------                ---------
          Net cash used by financing activities                        1,734                  29,500                   98,134
                                                                    --------                --------                ---------

(DECREASE) INCREASE IN CASH                                          (26,325)                 20,652                       --

CASH, BEGINNING OF PERIOD                                             26,325                  38,387                       --
                                                                    --------                --------                ---------

CASH, END OF PERIOD                                                 $     --                $ 59,039                $      --
                                                                    ========                ========                =========

     The accompanying notes are an integral part of this unaudited financial statement

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 17, 2001 TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies:

Nature of Business:

Fenton Graham Marketing, Inc. (the "Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 17, 2001. Although the Company recognized $11,863 and $43,052 in revenue in the three and nine months ended September 30, 2003, they do not consider this to be significant revenues, and therefore have determined to remain as a development stage entity.

Interim Financial Statements:

The accompanying unaudited financial statements for the three and nine months ended September 30, 2003 and 2002, and the inception to date include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with The Securities and Exchange Commission.

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

The Company plans to raise funds by further stock issuances under its registration statement which became effective on May 12, 2003. The offering registered 5,000,000 shares for sale by the Company at $0.02 per share. Management believes that these steps will be sufficient to provide the Company with the ability to continue in existence.

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
FOR THE PERIOD FROM OCTOBER 17, 2001 TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2003 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

Recent Accounting Pronouncements:

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do no yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

FENTON GRAHAM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
FOR THE PERIOD FROM OCTOBER 17, 2001 TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Overview

      Fenton Graham was formed on October 17, 2001 to provide online marketing services to small to medium sized companies. We plan to supply Internet traffic to the Websites of our clients by using marketing expertise and traffic generation techniques such as popup windows, domain names, banner exchanges, exit traffic, search engine positioning, paid directory listings, e-mail marketing and affiliate programs. We will also assist our clients in developing relationships with vendors.

      As additional funds become available, our objective is to position ourself as a leading provider of technology and marketing solutions that are designed to go beyond simple banners to produce better customer conversion rates, resulting in higher prices for our clients' inventory and more value for marketers. However, there is no assurance that we will be successful in doing so.

Plan of Operation

      During the next 12 months, we plan to complete the development of our proprietary software, purchase or lease hardware, hire an initial staff, and begin business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $11,000 will be used to complete the development of our software and business, $8,000 will be used to purchase or lease hardware, $13,000 will be used toward office space and related equipment, $7,000 will be used in sales and advertising, $5,000 is set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $4,000 will be general working capital.

      Our current cash is not adequate to satisfy our requirements. The timing and extent of our growth will depend upon our ability to raise funds through the sale of our common stock in a public offering of through one or more private placements. Management believes we will need to raise between $100,000 and $200,000 over the next 24 months. The exact amount we will need to raise will be determined by the then current market conditions, and the status of such cash flow within Fenton Graham. It is anticipated that an initial injection of $100,000 will be required within the next 9 to 12 months. Should we fail to raise at least $100,000 during the next 12 months, it could affect our ability to continue as a going concern.

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

Cost and Expenses

      Currently, we have minimal monthly expenditures. During the next 12 months, we intend to hire one employee to handle administrative and marketing tasks and we intend to hire, on a contract basis, three technical consultants to complete the development of our software and handle hardware issues.

      To date, our business has been in the early stages of development and has had no operations. Accordingly, we have not had significant revenues. All incurred expenses have been funded by our private offering. We are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require we require to complete each of our Milestones detailed below through the sale of our common stock.

Milestones

      In our Form 10-QSB for the period ended June 30, 2003, we included discussion of seven milestones for the next twelve months. The following is an update on which milestones we have achieved, and provides our estimate as to when the remaining milestones will be achieved.

      Milestone 1: Establish an Office. We currently have an office from where we can conduct operations. We anticipate total office costs to be $23,000 for the next 12 months. This includes legal and accounting expenses, rent, equipment such as computers and telephones, and utilities.

      Milestone 2: Complete Software Development. We will need at least $8,000 to complete the development of our Redirector and WarRoom software. On July 12, 2002, we purchased the software from Quantum Leap Media, Inc. for $20,000 cash. We used the proceeds from our private offering completed in January 2002 to make this purchase. At the time of the purchase, the software was not fully developed. Currently, the Redirector and WarRoom can redirect domains and serve ads as required, but they still need to be able to track all of this and present the information to clients in a well formatted online report. It is anticipated that following completion of this software, sales to clients could begin almost immediately. Due to lack of available cash, this work was not completed during the third quarter of 2003, as we previously estimated. We now anticipate that this work will be completed by contract labor during the first or second quarter of 2004. This delay in completing the software development has delayed Milestones 3, 4 and 5, as completion of those milestones is dependent on the completion of the software development.

      Milestone 3: Purchase/Lease Hardware. Following completion of the software development, we intend to lease three dual Pentium systems with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We expect the hardware to be fully purchased in the second quarter of 2004.

      Milestone 4: Hire Staff. We will engage an administrative person as well as addition technical people. We expect that we may hire one administrative person during our first year of business. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We anticipate that this hiring will take place in the second quarter of 2004.

      Milestone 5: Develop Marketing Campaign. Another step is to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. The cost of developing the first campaign was approximately $3,000. We completed this planning stage in the third quarter of 2003.

      Potential clients of Fenton Graham Marketing are small to medium sized companies in North America, and primarily the United States. These companies in most cases will already be offering a product on the Internet.

      Milestone 6: Implementation of Advertising Campaign and Sales Calls. Implementation of the advertising campaign would begin with sending out e-mails and calling prospective clients. Immediately following this, we would begin telephone follow ups. The cost of these first round sales efforts is estimated at $7,000. The advertising campaign and sales calls cannot begin until we develop the software, acquire the hardware and hire staff. We anticipate that the implementation of advertising campaigns and sales calls will begin in the second or third quarter of 2004.

      It is difficult to quantify how long it will take to convert our efforts into actual sales and revenues. We hope that clients begin using our services within days of implementation of our advertising campaign, but it may take several weeks before people begin to purchase our services. Moreover, customers may not be willing to pay for the service at the time they order, and may insist on buying on account, which would delay receipt of revenues. Fenton Graham will not generate revenues directly from the sale or leasing of any software; we will use our software as a means for delivering our product, targeted Internet traffic. Our revenue will come from clients that receive our Internet marketing efforts which include things like banner ads, pop-up ads, and domain redirects. We will be paid based on the number of people we send to a client's site or on a percentage of sales generated from the people we send to their site. During fiscal year 2003, we have achieved revenues from internet marketing for clients, although management does not consider these revenues to be significant. We anticipate that completion of Milestones 1-6 will result in increased revenues.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form SB-2 filed on May 13, 2002, as amended.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

      o We depend on J. P. Schrage, our sole officer and director. His loss would seriously disrupt our operations.

      o We are a development stage company organized in October 2001 and have no operating history, which makes an evaluation of us extremely difficult.

      o Our products are not proprietary and we may face substantial competition, some of which may be from competitors with greater resources.

      o We will need to raise additional funds and these funds may not be available to us when we need them.

      o If our ad delivery and tracking technology proves to be ineffective, we will be unable to attract and retain advertising clients.

      o Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

      o     There is a limited market for our common stock.

      o     Our common stock is subject to penny stock regulation.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  31. Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

                  32    Section 1350 Certification

            (b)   Reports on Form 8-K:

                  On November 7, 2003, the Company filed a current report on Form 8-K announcing the dismissal of Stonefield Josephson, Inc. and the engagement of Epstein, Weber & Conover, PLC as the Company's independent auditor effective October 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2003

                                        FENTON GRAHAM MARKETING, INC., a Nevada
                                        corporation


                                        By: /s/ J. P. Schrage
                                        -------------------------------------
                                        J. P. Schrage, CEO and CFO