Form 10KSB
period 2003-12-31
FENTON GRAHAM MARKETING INC
filed 2004-08-04
CIK 1163812

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from _______________ to ___________________.

                          Commission File No. 000-50286

                          FENTON GRAHAM MARKETING, INC.
                 (Name of Small Business Issuer in Its Charter)

                     --------------------------------------

                Nevada                                     86-1042805
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             13215 Verde River Drive,
                      Unit 1                                85268
              Fountain Hills, Arizona                     (Zip Code)
     (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (480) 836-8720

                         -------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's total net sales for the fiscal year ended December 31, 2003 were $57,302.

      As of July 28, 2004, there were 6,000,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of July 28, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the proposed maximum offering price per share in the issuer's Form SB-2/A filed April 25, 2003, was approximately $20,000.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: |_| Yes |X| No

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I................................................................................................   1

Item 1.     Business..................................................................................   1
Item 2.     Properties................................................................................   7
Item 3.     Legal Proceedings.........................................................................   7
Item 4.     Submission of Matters to a Vote of Security Holders.......................................   7

PART II...............................................................................................   7

Item 5.     Market for Common Equity and Related Stockholder Matters..................................   7
Item 6.     Management's Plan of Operation............................................................   8
Item 7.     Financial Statements......................................................................  17
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure......  17
Item 8A.    Controls and Procedures...................................................................  17

PART III..............................................................................................  18

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.......  18
Item 10.    Executive Compensation....................................................................  19
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters.......................................................................  19
Item 12.    Certain Relationships and Related Transactions............................................  20
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K....................................  21
Item 14.    Principal Accountant Fees And Services....................................................  21

FINANCIAL STATEMENTS AND NOTES........................................................................ F-1

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "Fenton Graham", "Company", "we", "us" and "our" refer to Fenton Graham Marketing, Inc., a Nevada corporation.

Overview

      Fenton Graham was founded on October 17, 2001 by Ken Greble and J.P. Schrage. Mr. Greble and Mr. Schrage received 2,500,000 shares each in consideration of services provided to Fenton Graham, which services were valued at $2,500 each. Mr. Greble and Mr. Schrage were compensated for assisting in the formation of the Company.

      On July 5, 2002, Mr. Greble resigned from his positions as President and director of the Company and he voluntarily tendered back his 2,500,000 shares to the Company for cancellation. The shares were cancelled and reissued to Mr. Schrage in consideration of his continued services to the Company, and Mr. Schrage became President of the Company.

      Since our inception in 2001, we have had no significant revenue and have generated operating and net losses. We were formed for the purpose of becoming a results-driven Internet marketing company that specializes in providing its clients with custom Internet marketing campaigns.

      Beginning in fiscal year 2004, we plan to complete development of our proposed products and target small and medium sized businesses in North America, primarily in the United States. Because our President, J.P. Schrage, has worked in the Internet Marketing arena for several years and has been an avid Internet user since 1995, we believe we can use Mr. Schrage's media expertise and Internet marketing skills to assist these companies to build brands, acquire new customers, increase traffic, drive sales and grow customer relationships. We intend to deliver solutions to marketers that include pop-ups (advertisements that "pop up" in a new window as people are browsing Internet sites), domain redirects (renting domain names and redirecting traffic from the rented domain name to a client's site), banner ads (small "billboards" placed on web pages), affiliate programs (a marketing tool where one business pays another business for contributing sales or leads to the business), and other marketing methods. This will create a compelling marketing solution: the ability to deliver the right message at the right time to the right person.

Services

      Our services will allow our clients to interact in an environment that maximizes e-mail and Web-based advertisements, while driving one-to-one, business-to-consumer communication that stimulates transactions, optimizes campaigns in real time and fosters the development of loyal relationships with customers. Following is a brief description of each of the services we intend to develop and begin to provide during 2004.

      o Goals Analysis -- We will begin with a phone interview about our client's desires, visions and goals for the purpose of developing a rough sketch of the scope of the project.

      o Analysis of Competition -- Part of the preliminary site review that we will do includes online searches using keywords to find our client's competition. Discovering what their competition is doing online can be the launching pad for fresh ideas.

      o Web Site Marketing Analysis -- We will analyze our client's existing site with respect to titling (the title on each page of the website), keyword use (specific keywords sprinkled throughout the site for search engine positioning purposes), search engine strategy implementation (finding out what search engines the client has pursued being listed on), alternative statement (text that appears as you mouse over a graphic on a website) use and current online marketing strategies. As part of an extensive site review, we will create a report listing a client company's current rankings along with recommendations for enhancements.

            In addition to market analysis we will perform a technical review, checking for coding issues that may impact search engine positioning as well as overall Web page performance. The time it takes a client's webpage to load is also an important factor in site creation and maintenance, as the main incentives for users to buy online are convenience and the amount of time saved.

      o Site Design -- A well-designed web site attracts customers, strengthens product awareness and differentiates a company from its competition. We plan to develop a design program which will deliver a web site that maximizes our client's business opportunities in a fast, cost effective way, using proven web architecture. This proven web architecture consists of pre-designed templates for web pages as well as pre-designed program modules for handling common webpage functions such as a shopping cart or e-mail address collector.

      o Online Ad Creation and Placement -- A targeted campaign of well-crafted ads placed in carefully researched locations can lead to increased volume of quality traffic. After assessment of goals, we will develop a budgeted and targeted program for our client's review, and then place ads as planned.

      o Targeted E-mail Campaigns -- We will attempt to increase traffic to our clients' sites by sending mass e-mails to opt-in e-mail lists ("opt-in" refers to the process of a web surfer opting to receive special notices or offers via e-mail). These lists can be generated by placing forms on webpages to capture web surfers' e-mail addresses. The web surfers themselves type in their address to request inclusion in the list (the web surfer benefits by receiving either an incentive or information they see as useful to them). The use of these opt-in lists prevents our clients from receiving a bad name through spamming (sending unsolicited commercial e-mail).

Online Advertising Services

      We plan to develop and administer the following advertising vehicles for our clients. We will develop advertising campaigns and review and measure the results for our clients. We will attempt to prevent fraudulent advertisers by developing a system to record the IP address of every user who sees one of our ads. If an ad on a website is served to the same IP address more than once in 24 hours, the ad is not paid for by Fenton Graham. This is standard practice in any advertising on the Internet today. This prevents someone from having a computer automatically refresh a webpage thousands of times in one day to get paid for serving more ads.

      CTP = Content Transfer Pages - these pages appear on Web sites as a separate browser usually sized as a 400 by 400 pixel pop-up, which means that the pop-up will take up about 33% of the average screen. These are fully navigable browsers that show our client's site and its contents.

      CPA = Cost Per Acquisition - these advertisements appear on a Web site and the advertiser is charged only when the visitor takes a predetermined action (i.e. signing up for a membership or subscription.)

      CPC = Cost Per Click Through - these advertisements appear on a Web site and the advertiser is charged only when the Web surfer clicks on the advertiser's ad.

      CPM = Cost Per Thousand - this type of advertising consists of banner style ads that the advertiser is charged per thousand impressions that appear on Web sites.

Online Traffic Generation

      Our goal is to continually find new ways to harness highly targeted Internet traffic. This traffic will be used in campaigns for our future clients. The primary traffic techniques we are currently developing are:

      o     Pop-up Windows

      o     Domain Names

      o     Banner Advertising

      o     Banner Exchanges

      o     Exit Traffic Retention

      o     Search Engine Positioning

      o     Paid Directory Listings

      o     E-mail Marketing

      o     Affiliate Programs

      "Pop-up Windows" are advertisements that "pop-up" in a new window as people are browsing Internet sites. Pop-ups can be purchased for relatively low amounts of money from large networks of web sites. This can provide quick exposure on large web sites for future clients of Fenton Graham. Pop-ups are low priced and cannot be marked up much, but large profits can still be realized as campaigns of 500,000 or 1,000,000 or more pop-ups are generally purchased. Pop-ups can also be deployed when people leave web sites. These are generally more cost effective while working just as well.

      "Domain Names" are typed in by Internet users into a web browser to locate an internet website in which the user is interested (i.e. fentongraham.com). Many domain names generate significant amounts of traffic from people typing them into their web browsers. This traffic can be rented from the owners of the domain names (there would be no affiliation between Fenton Graham and the owners of these domains). Most of the domains we intend to rent are now defunct websites that still receive traffic, while others are misspellings of popular domains such as "yahoo.com." As an example, Fenton Graham might have an online travel agent as a client. Fenton Graham would then find the people or companies that own domain names related to travel such as "vacations.com." Searching for domains to rent can be done at websites such as allfordomains.com or showcasedomain.net. If Fenton Graham could successfully rent the traffic from the owner of vacations.com, everyone that types in vacations.com would essentially be redirected to the travel agent's site. The web surfer gets redirected to a useful site (when otherwise they might have received a page not found error notification), the travel agent gets a possible sale, and Fenton Graham gets paid by the travel agent for marketing their site. In the case of a misspelled domain, the web surfer may not reach their intended site, but rather one of our clients' sites. The web surfer could then continue on to their intended site by properly entering the domain name into their web browser.

      Fenton Graham plans to rent many different domain names from various domain name owners to take advantage of this opportunity. As an example, if Fenton Graham rented a domain name that is travel related and receives 500 hits (number of times the domain is typed into web browsers worldwide) per day for approximately $150.00 per month ($0.01 per hit), the traffic could be directed to a travel agency's website for $0.025 per hit. Another option is to again direct the traffic to the travel agency's website, but be paid on a per click basis of $0.125 or on a per action basis of $3.00 to $10.00 per plane ticket or vacation sold. In total, Fenton Graham's goal is to control 100,000 hits per day in domain traffic, although there is no assurance that Fenton Graham will reach this number of hits or increase its revenues each month. Using the money budgeted for operating expenses, the number of domains rented will slowly increase each month as revenues increase. No domains have been rented as of the date of this filing. Fenton Graham intends to begin renting domain names following completion of the development of our software.

      "Banner Advertisements" are commonly used on most Internet web pages. They act as small billboards for the countless products and services that are advertised on the Internet. Fenton Graham intends to locate competitively priced banner ad inventory from leading publishers. This gives us the potential to offer our clients a positive return on their advertising dollars while building product recognition at the same time.

      "Banner Exchanges" allow webmasters to trade advertising space on their web page in return for advertising space on someone else's web page. Our goal is to participate in targeted banner exchanges by capitalizing on our ability to generate online traffic. We intend to accumulate banner credits for each of our clients. Each banner credit is worth one advertisement on a webpage. In most cases one banner credit is given to us for every two banners that we display. For example, Websites A and B are part of a banner exchange. If Website A displays Website B's advertisement twice, Website A would receive one banner credit. This credit allows Website A to advertise on another Website that is participating in the banner exchange. The banner exchange gets the other credit as payment for making the process possible by serving and tracking the advertisements.

      "Exit Traffic" is the large amount of "lost" online traffic commonly known as "404 Error Traffic" or "File Not Found." Management believes that an estimated 5% of all pages or over 100 million pages daily downloaded from the Internet end up as 404 Errors. This traffic can be garnered by purchasing the 404 traffic from web hosting companies.

      "Search Engine Positioning" is the process of designing and submitting a web page to search engines in a way that makes the page be displayed higher in search results than other, similar pages. Search engine positioning is a constantly evolving art. Currently, meta tags (script at the beginning of web pages that can only be seen by robots on the web), keywords, and content are three of the biggest factors in getting high search engine rankings. Fenton Graham can apply this search engine positioning knowledge to a client's web site to attempt to increase its standing on most of the major search engines.

      "Paid Directory Listings" involves paying pay-per-click search engines, such as overture.com, for rankings. In order to have a high ranking for a particular key word, you must outbid others who want to be listed high for that same key word.

      "E-mail Marketing" - we intend to compile databases of "opt-in" subscribers, people who have requested to receive various types of offers, via in-house marketing efforts. We also intend to purchase or rent targeted e-mail lists from reputable suppliers if needed.

      "Affiliate Programs" - we plan to be able to set up affiliate programs for our clients. An affiliate program is a marketing tool where the business pays another entity for contributing sales or leads to the business. For example, Amazon.com has an affiliate program in which any web site owner may put an Amazon.com banner on their site in return for a percentage of all sales revenue that originates from the banner. Affiliate programs basically establish a network of web sites linking back to our client's web site in return for a CPA (cost per action) reward. Third party monitoring is provided by sites such as Commission Junction, BeFree, and Linkshare.

Privacy Concerns

      We believe that issues relating to the privacy of Internet users and the use of personal information about these users are extremely important. In the course of delivering ads to a Web user, we will only collect non-personally identifiable information about the Web user. We do not intend to collect any personally identifiable information about the Web user unless the Web user voluntarily and knowingly provides personally identifiable information.

      In implementing any service or program designed to gather consumer data, we will always be mindful of our commitment to uphold the privacy principles of the Direct Marketing Association. We will actively monitor privacy laws and regulations and seek to comply with all applicable privacy requirements.

Sales and Marketing

      Our future staff will work strategically with our customers to develop comprehensive marketing solutions. We believe that our potential clients desire integrated programs that go beyond the banner to include content integration, contextual sponsorships, promotions, sweepstakes, e-mail sponsorships, pop-ups, custom content and other highly effective advertising tools. We intend to hire a full staff of personnel with the marketing, media, creative and advertising skills required to develop sophisticated advertising campaigns.

      We intend to train our personnel to use a variety of marketing programs to generate demand for our products and services, build market awareness, develop customer leads and establish business relationships. Our marketing activities will include some combination of public relations, print advertisements, online advertisements and direct marketing, Web advertising seminars, trade shows, special events and ongoing customer communications programs.

      We currently have no contracts with advertisers and will not have any until we are able to begin business.

      The marketing to advertisers that we intend to do will cost approximately $8,000 per year. This money will be used for media kits and various forms of advertising.

Seasonality and Cyclicality

J.P. Schrage, who serves as our sole officer and director, has previous experience in this business and has found that it is subject to seasonal fluctuations. It has been his experience that marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, he found that expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet seemed to decrease during the summer months which resulted in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

Competition

The market for interactive, Internet-based marketing solutions is extremely competitive. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

      o the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

      o the continued and increasing acceptance by marketers of the Internet as an effective and cost-efficient means of advertising;

      o     the ability to adapt to the rapidly changing trends of the Internet;

      o     our customer service and support efforts;

      o     our sales and marketing efforts;

      o our ability to adapt and scale our technology as customer needs change and grow; and

      o the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

      As we expand the scope of our Web services, we may face greater competition from a number of Web sites and other media companies across a wide range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Several companies offer competitive products or services through Web advertising networks, including DoubleClick, 24/7 Real Media and Engage. Our business may also encounter competition from providers of advertising inventory and database management products and related services, including DoubleClick and Engage. We will also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

The Fenton Graham Difference

      While a number of companies are competing in the Internet based marketing solutions business, we hope that advertisers will utilize our services instead of those of the established competitiors for a number of reasons.

      Marketing. Fenton Graham intends to hire a staff with experience and a rich knowledge base to offer clients counsel and expertise in developing an integrated, Internet strategy designed to meet branding, customer acquisition, and revenue-generating goals. Our marketing services will include assisting marketers in designing contextually relevant marketing campaigns that attract and retain the Internet user.

      We believe that we will be competitive in our industry because Fenton Graham will offer full service sales and marketing solutions designed to allow our clients to interact in an environment that maximizes e-mail, Web-based and wireless inventory, while driving one-to-one, business-to-consumer communication that can stimulate transactions, optimize campaigns in real time and foster the development of loyal relationships with their customers.

Intellectual Property

      We do not plan to seek a patent or other similar intellectual property protection for any of our currently contemplated technologies. We intend to enter into confidentiality or license agreements with our employees, consultants and corporate partners in order to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our advertising solutions or technologies. Our precautions may not prevent misappropriation of our advertising solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our rights as fully as in the United States.

      We cannot guarantee that any of our intellectual property will be viable or valuable in the future since the validity, enforceability and scope of protection of intellectual property in Internet related industries is uncertain and still evolving. In addition, third parties may assert infringement claims against us. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights.

      In addition, any claims could result in litigation, which would be time-consuming and expensive to defend, and divert our time and attention. Even if we prevail, this litigation could cause our business, results of operations and financial condition to suffer. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to these claims or litigation unless we enter into arrangements with the third parties responsible for these claims or litigation, which could be unavailable on commercially reasonable terms. We believe that factors such as the technological and creative skills of our personnel, new service offerings, brand recognition and reliable customer service are more essential to establishing and maintaining our position in the marketplace, rather than the legal protection of our technology. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

Research and Development

      We have not undertaken any research and development activities as of the date of this filing.

Employees

      Currently, the only employee is our sole officer, J.P. Schrage. Over the next year, we plan to hire 3 contract workers to assist in completing the development of our software and technology. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is moderate.

ITEM 2. PROPERTIES

      Our principal offices are located at 13215 Verde River Drive, Unit 1, Fountain Hills, Arizona 85268. These offices consist of 1,485 square feet and we began using this space on February 1, 2002. We do not lease this space - instead, Mr. Schrage performs marketing services on a part-time basis for the company that leases this space and other space in the same building in exchange for our use of the space. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

      Our servers will be housed at Technology Alliance Group (TAG) in Scottsdale, Arizona. VVVRRR, Inc. (VRI) leases, on a month-to-month basis, approximately half of one server rack in TAG's data center and uses about 2.5 Megabits of bandwidth. VRI is responsible for payment of the monthly datacenter fees to TAG and we currently pay VRI $200 per month for the use of 1/8 of the rack of space and 1 Megabit of bandwidth. Until our software has been fully developed and ready for business use, we lease this limited space and bandwidth in order to house the one server we use to test and develop our software. The facility at TAG provides us with a secure area to store and operate our computer systems and capacity for communications links and Internet connectivity systems. Once our software is ready for business use and we have purchased additional hardware, we will need to re-evaluate our facility requirements and possibly enter into a lease agreement directly with TAG in order to meet our housing needs.

      Since Fenton Graham is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 1000 East Williams Street, Suite 204, Carson City, Nevada 89701. No activities take place in the resident office and no fees are charged by the resident agent at this address. All other activities have been consolidated to the facilities described above.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Fenton Graham had 6,000,000 shares of common stock outstanding as of July 28, 2004. There is no public market for our shares as of the date of this filing. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning its participation in the after-market for our securities and management does not intend to initiate any discussions until we have raised enough capital to conduct our business. There is no assurance that a trading market will ever develop or, if a market does develop, that it will continue.

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on July 28, 2004 was approximately 19.

Dividend Policy

      To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans

      The Company does not have any equity compensation plans.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Overview

      Fenton Graham was formed on October 17, 2001 to provide online marketing services to small to medium sized companies. We plan to supply Internet traffic to the websites of our future clients by using marketing expertise and traffic generation techniques such as popup windows, domain names, banner exchanges, exit traffic, search engine positioning, paid directory listings, e-mail marketing and affiliate programs. We also plan to assist our future clients in developing relationships with vendors.

      As additional funds become available, our objective is to position ourself as a leading provider of technology and marketing solutions that are designed to go beyond simple banners to produce better customer conversion rates, resulting in higher prices for our clients' inventory and more value for marketers. However, there is no assurance that we will be successful in doing so.

Plan of Operation

      During the next 12 months, we plan to purchase or lease hardware, hire an initial staff, and begin business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $8,000 will be used to purchase or lease hardware, $13,000 will be used toward office space and related equipment, $7,000 will be used in sales and advertising, $5,000 is set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $24,000 will be general working capital.

      Our current cash is not adequate to satisfy our requirements. The timing and extent of our growth will depend upon our ability to raise funds through the sale of our common stock in a public offering or through one or more private placements. Management believes we will need to raise between $100,000 and $200,000 over the next 24 months. The exact amount we will need to raise will be determined by the then current market conditions, and the status of such cash flow within Fenton Graham. It is anticipated that an initial injection of $100,000 will be required within the next 9 to 12 months. Should we fail to raise at least $100,000 during the next 12 months, it could affect our ability to continue as a going concern.

      Should management decide that raising funds by means of one or more private placements or a secondary public offering would be detrimental to Fenton Graham and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with staffing, marketing and general working capital purposes.

      In 2003, E. James Wexler loaned us a total of $12,500 through two promissory notes, dated October 30 and December 30, 2003. Each note has a two-year term, with the entire principal and accrued interest due at maturity, and an interest rate of 9% per annum.

Cost and Expenses

      Currently, we have minimal monthly expenditures. During the next 12 months, we intend to hire one employee to handle administrative and marketing tasks and we intend to hire, on a contract basis, two or three technical consultants to handle hardware issues.

      To date, our business has been in the early stages of development and has had no operations. Accordingly, we have not had significant revenues. All incurred expenses have been funded by our private offering, which began in December of 2001 and ended in January of 2002. Through our private offering, we issued 1,000,000 shares of common stock and raised $100,000. We are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require to complete each of our milestones detailed below through the sale of our common stock.

Milestones

      In our Form 10-QSB for the period ended September 30, 2003, we included discussion of seven milestones for the next twelve months. The following is an update on which milestones we have achieved, and provides our estimate as to when the remaining milestones will be achieved.

      Milestone 1: Establish an Office. We currently have an office from where we can conduct operations. We anticipate total office costs to be $23,000 for the next 12 months. This includes legal and accounting expenses, rent, equipment such as computers and telephones, and utilities.

      Milestone 2: Complete Software Development. We previously reported our intent to complete the development of the Redirector and WarRoom software, which was purchased in July of 2002 from Quantum Leap Media, Inc. for $20,000 cash. We used the proceeds from our private offering completed in January 2002 to make this purchase. At the time of the purchase, the software was not fully developed. Due to lack of funding, the software was never fully developed, and our management has decided not to pursue further development of the software. Our management believes that we will be able to provide similar services without completing development of these software programs.

      Milestone 3: Purchase/Lease Hardware. We intend to lease three dual Pentium systems with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We expect the hardware to be fully purchased in the third quarter of 2004, subject to cash availability.

      Milestone 4: Hire Staff. We will engage an administrative person as well as addition technical people. We expect that we may hire one administrative person during our first year of operations. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We anticipate that this hiring will take place the third quarter of 2004, subject to cash availability.

      Milestone 5: Develop Marketing Campaign. Another step is to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. The cost of developing the first campaign was approximately $3,000. We completed this planning stage in the third quarter of 2003.

      Milestone 6: Implementation of Advertising Campaign and Sales Calls. Implementation of the advertising campaign would begin with sending out e-mails and calling prospective clients. Immediately following this, we would begin telephone follow ups. The cost of these first round sales efforts is estimated at $7,000. The advertising campaign and sales calls cannot begin until we develop the software, acquire the hardware and hire staff. We anticipate that the implementation of advertising campaigns and sales calls will begin in the quarter following completion of Milestones 3 and 4.

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

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

      You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

      Risks Related to the Company and Its Business

      If our services are not perceived as useful, we will be unable to attract and maintain advertising clients. If we are unable to generate revenue from advertising clients our business may prove unsuccessful.

      If the online advertising market does not develop further, or develops more slowly than expected, we may not generate enough advertising revenue to turn a profit. Since we expect to derive substantially all of our revenue from online advertising, our future success is highly dependent on the increased use of the Internet as an advertising medium. Because we have not yet fully developed the services we intend to offer and they has not been proven effective for business use, we cannot assure you that our services will be effective in serving, targeting and tracking advertisements or other marketing and promotional activities. Once we begin operations, our revenue would be adversely affected if marketers do not perceive that the use of our services improve the effectiveness of their marketing campaigns.

      Our ongoing reporting obligations as a public company may result in ongoing operating losses.

      Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented. These reporting obligations have already increased our operating costs. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, then our shareholders may lose their ability to sell their shares or to sell them at a premium over what they paid for them.

      We have limited operating history, which makes an evaluation of us extremely difficult.

      We were incorporated in October of 2001 as a Nevada corporation. As a result of our recent start up, Fenton Graham has yet to generate significant revenues from operations and anticipates losses for the foreseeable future. Since incorporation, our business activities have been limited to raising funds and developing our business plan. Because we have no customers, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products and services, the level of our competition and our ability to attract and maintain key management and employees.

      Because we will need to raise additional funds and these funds may not be available to us when we need them, we may need to change our business plan or we could face bankruptcy and cease operations.

      Based on our current projections, we will need to raise funds within the next twelve months through the issuance of equity, equity-related or debt securities. Additional capital may not be available to us on favorable terms when required, or at all. If this additional financing is not available to us, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy and cease operations. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. Any of these actions could cause our stock price to fall.

      Our auditor's report reflects the fact that we have insufficient revenue and it would be unlikely for us to continue as a going concern.

      The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. They reflect that the Company has losses from operations and has not generated significant revenue. If necessary, the Company intends to use borrowings and sales of its securities to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available.

      We depend on J.P. Schrage and the loss or unavailability to Fenton Graham of his services would have an adverse effect on our business, operations and prospects.

      Mr. Schrage is vital to our continued operations, as he is our sole officer, director and employee. We do not have "key person" life insurance policies covering Mr. Schrage. In the event we should lose the services of Mr. Schrage prior to hiring additional management, we would be required to cease pursuing our business plan, which would result in the Company ceasing its operations altogether.

      We may not be able to generate profits from our products and services.

      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to advertisers. The long term profit potential for our business model has not yet been proven. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long-term and short-term, of our business model. Like other businesses in the marketing and advertising sectors, our revenue outlook is sensitive to downturns in the economy, including declines in advertising and marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by advertisers. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it could have an adverse effect on the profit potential of our business model.

      Misappropriation of confidential information could cause us to lose customers or incur liability.

      We intend to retain highly confidential information on behalf of our customers in secure database servers. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to these database servers. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information. If confidential information is compromised, we could lose customers or become subject to liability or litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

      Online advertising and related products and services are competitive markets and we may not be able to compete successfully.

      The market for marketing technology and data products and services is very competitive. We expect this competition to continue because there are low barriers to entry in our industry. Also, industry consolidation may lead to stronger, better capitalized entities against which we must compete. We expect that we will encounter additional competition from new sources if we expand our product and service offerings.

      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

      o the features, performance, price and reliability of products and services offered either by us or our competitors;

      o the launch timing and market success of products and services developed either by us or our competitors;

      o our ability to adapt, integrate and scale our products and services, and to develop and introduce new products and services that respond to market needs;

      o     our ability to adapt to evolving technology and industry standards;

      o     our customer service and support efforts;

      o     our sales and marketing efforts; and

      o the relative impact of general economic and industry conditions on either us or our competitors.

      Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than do we. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have or may merge or have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

      Seasonal trends may cause our operating results to fluctuate.

      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which will directly affect our proposed business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year.

      We will depend on third-party Internet and telecommunications providers, over whom we have no control, to operate our services.

      We will depend heavily on third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in delivering our products and services. These companies may not provide services to us without disruptions in service. The costs associated with any transition to a new service provider could be substantial and require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process could be both expensive and time consuming. In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we will provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

      If we fail to adequately protect our intellectual property, we could lose our intellectual property rights or be liable for damages to third parties.

      We intend to enter into confidentiality, assignments of proprietary rights and license agreements, as appropriate, with our future employees, consultants and business and technology partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our intellectual property rights will be sufficient to prevent misappropriation of our products and services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we will enter into to protect our proprietary technologies and intellectual property. If we lose our intellectual property rights, this could have a material and adverse impact on our business, financial condition and results of operations.

      If we face a claim of intellectual property infringement, we may be liable for damages and be required to make changes to our technology or business.

      Third party infringement claims and any resultant litigation against us, should it occur, could subject us to significant liability for damages, restrict us from using our technology or operating our business generally, or require changes to be made to our technology. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management's time and attention. Claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims.

      Such agreements, if required, may not be available on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we would be required to either cease using the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology as an alternative or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

      Our business may be materially adversely affected by lawsuits related to privacy, data protection and our business practices.

      The Federal Trade Commission and the attorneys general of several states have brought actions against some of our competitors alleging, among other things, that they unlawfully obtained and used Internet users' personal information and that their use of ad serving cookies violated various laws.

      Should any claims or regulatory inquiries of this sort, whether successful or not, be brought against us, they could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

      Activities of our clients could damage our reputation or give rise to legal claims against us.

      Our future clients' promotion of their products and services may not comply with federal, state and local laws, including but not limited to laws and regulations relating to the Internet. Failure of our customers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition. We cannot predict whether our role in facilitating our customers' marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

      We also may be held liable to third parties for the content in the advertising and emails we plan to deliver on behalf of our customers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.

      There is no current public market for our common stock.

      As of the date of this filing, there is no public market for our common stock. Although we plan to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, our shareholders may be unable to sell their shares for any reason.

      Our common stock is subject to penny stock regulation.

      Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

Risks Related To Our Industry

      Advertisers may be reluctant to devote a portion of their budgets to online advertising.

      Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from online advertising spending, or our future offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those advertisers using the Internet as a result of its ad performance relative to other media.

      If the delivery of Internet advertising on the web, or the delivery of our email messages, is limited or blocked, demand for our future products and services may decline.

      Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of emails or Internet advertising, including pop-up and pop-under advertisements, or Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the event that one or more of these technologies became widely adopted by computer users, demand for our products and services would decline.

      We will also depend on our ability to deliver emails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not intend to seek agreements with any Internet service providers to deliver emails to their customers. As a result, we could experience temporary or permanent blockages of our delivery of emails to their customers, which would limit the effectiveness of email marketing. Some Internet service providers also use proprietary technologies to handle and deliver email. If Internet service providers or private networks materially limit or block the delivery of our emails, or if our technology fails to be compatible with their email technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

      New laws and regulations or changing interpretations of existing laws and regulations could harm our business.

      Laws and regulations have been adopted in the U.S. affecting important aspects of our proposed Internet commerce business, such as Internet communications, electronic contracting, privacy and data protection, taxation, advertising and direct marketing.

      In addition, laws have been adopted in the U.S. that restrict the transmission of unsolicited commercial email. U.S. law requires senders of commercial electronic mail messages to, among other things, identify their messages as advertisements or solicitations and provide recipients a mechanism to decline (opt out) future commercial email from the sender. The Federal Trade Commission is authorized to regulate commercial email and may impose additional measures such as labeling requirements or a national "Do Not E-Mail" registry. Although our email delivery will be consent-based, we may be subjected to increased liabilities and may be required to change our current email practices in ways that make email communications less effective or more costly.

      Among the technologies we intend to use are "cookies," or small pieces of data that are recorded on the computers of Internet users. New technologies may make it easier or less inconvenient for Internet users to reject "cookies" or other online tracking technologies. If a high percentage of Internet users refuse to accept "cookies" or other online tracking technologies, or if future laws require express consent for the use of "cookies" or otherwise restrict our use of related Internet technologies, Internet advertising may become more costly and less effective, and the demand for our proposed services may decrease.

      Meanwhile, many areas of the law affecting the Internet remain unsettled, and it can be difficult to determine whether and how existing laws, such as those governing data protection, privacy, intellectual property, financial services, content standards, libel, data security and taxation, may be applied to Internet-based businesses. Our business could be negatively impacted by new applications or interpretations of existing laws and regulations to Internet marketing.

      Future laws and regulations could also have a material adverse effect on our business. In particular, new online consumer protection requirements could impose significant, unanticipated compliance costs and could make it inefficient or infeasible to operate certain parts of our business. Governments in the U.S. are considering new limitations on the collection, use and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed.

      Any changes in applicable legal requirements may cause us to change or discontinue an existing offering, business or business model; cancel a proposed offering or new business; or incur significant expenses or liability that materially and adversely affect our business, financial condition and results of operations.

      Our business may suffer if the web experiences unexpected interruptions or delays that may be caused by system failures.

      Our success depends, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products. We cannot assure you that the Web infrastructure will effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Furthermore, the Web has experienced unexpected interruptions and delays caused by system failures and computer viruses. These interruptions and delays could impact user traffic and the advertisers using our products and services. In addition, a lack of security over the Internet may cause Internet usage to decline and could adversely impact our business, financial condition and results of operations.

      The lack of appropriate advertising measurement standards or tools may cause us to lose customers or prevent us from charging a sufficient amount for our products and services.

      Because online marketing technology and data products and services remain relatively new disciplines, there are currently no generally accepted methods or tools for measuring the efficacy of online marketing and advertising as there are for advertising in television, radio, cable and print. Many traditional advertisers may be reluctant to spend sizable portions of their budget on online marketing and advertising until widely accepted methods and tools exist that measure the efficacy of their campaigns.

      We could lose customers or fail to gain customers if our products and services do not utilize the measuring methods and tools that may become generally accepted. Further, new measurement standards and tools could require us to change our business and the means used to charge our customers, which could result in a loss of customer revenues and adversely impact our business, financial condition and results of operation.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountants

      As reported in our Form 8-K filed November 7, 2003, on October 30, 2003, Stonefield Josephson, Inc. was dismissed as the independent auditors for the Company and Epstein, Weber & Conover, PLC was engaged as the new independent auditors for the Company.

      As reported in our Form SB-2/A filed on April 25, 2003, on January 24, 2003, the Company dismissed Merdinger, Fruchter, Rosen & Co., P.C. and engaged Stonefield Josephson, Inc. as the Company's independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The name of our sole director and executive officer, his age and certain other information about him is set forth below:

     Name       Age                      Position
     ----       ---                      --------

J.P. Schrage     27       President, Secretary, Treasurer, Director

      J.P. Schrage. Mr. Schrage has been Secretary/Treasurer and a director of Fenton Graham since its inception. On July 5, 2002, he was appointed President when the Company's former President resigned. Mr. Schrage began working full time for Fenton Graham on November 1, 2002. From May 2002 to November 1, 2002, Mr. Schrage served on a part-time basis as Operations Manager for VVVRRR, Inc.
(VRI), an Internet marketing firm which deals with affiliate programs, a service also offered by Fenton Graham. VRI is not a direct competitor to Fenton Graham as VRI does nothing more than affiliate programs, which are designed to assist its clients in establishing a network of links on other businesses' websites which will direct the user to the client's website. VRI is a small company with few employees and Mr. Schrage assisted the CEO in overseeing its daily operations. Mr. Schrage performed project manager duties and bookkeeping duties. In July 2002, Fenton Graham entered into a co-location agreement with VRI for the use of a portion of the space VRI leases from Technology Alliance Group to house its servers. From January 2000 to August 2002, Mr. Schrage served on a part-time basis as the Operations Manager with Quantum Leap Media, Inc., another small Internet marketing firm which provided products and services similar to those offered by Fenton Graham. Mr. Schrage acted as a project manager, taking many Internet sites and projects from start to finish. He also handled the company's finances, hired and dealt with employees, and assisted the CEO with both professional and personal matters. Quantum Leap Media ceased operations in August 2002. In December 1999, Mr. Schrage graduated with Honors from the University of Arizona, with a triple major in Entrepreneurship, Finance, and Marketing. From May to August 1999, he was employed as a management intern for Wal-Mart. There he supervised many employees and processes while learning all aspects of running a Wal-Mart store.

Code of Ethics

      The Company has not adopted a code of ethics with standards as set out by the SEC's regulations as of the date of this filing, due to the small size of the Company. Should the Company increase in size, management intends to reconsider the need for a code of ethics.

Committees of the Board of Directors

      The Company's Board of Directors has not established any committees. The entire Board of Directors is currently acting as the audit committee. There is no "audit committee financial expert," as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors. However, our sole director believes that he has sufficient knowledge and experience to fulfill his duties and obligations with respect to audit committee functions of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, based solely upon our review of Forms 3 and 4 and amendments thereto furnished to use pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year and Form 5 and amendments thereto furnished to use with respect to our most recent fiscal year, no director, officer, beneficial owner of more than 10.0% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or any other persons so required, failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term Compensation
                                                                                 --------------------------------------
                                                  Annual Compensation                      Awards             Payouts
---------------------------------------- --------------------------------------- --------------------------- ----------
                                                                 Other Annual    Restricted    Securities
    Name and Principal                    Salary      Bonus      Compensation       Stock      Underlying      LTIP
         Position              Year         ($)        ($)           ($)           Awards        Options      Payouts
--------------------------- ------------ ---------- ---------- ----------------- ------------ -------------- ----------
J.P. Schrage (President,
Secretary, Treasurer &
Director)                      2001          0          0             0               0             0            0
--------------------------- ------------ ---------- ---------- ----------------- ------------ -------------- ----------
                               2002        5,000        0             0               0             0            0
--------------------------- ------------ ---------- ---------- ----------------- ------------ -------------- ----------
                               2003       40,000        0             0               0             0            0
--------------------------- ------------ ---------- ---------- ----------------- ------------ -------------- ----------
Ken Greble (former
President & Director)          2001          0          0             0               0             0            0
--------------------------- ------------ ---------- ---------- ----------------- ------------ -------------- ----------
                               2002          0          0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------

      Our sole Director does not receive any compensation for his service as a Director but, should the Company have additional Directors in the future, the Company may determine to pay Directors a per meeting fee if these Directors are not separately compensated by the Company for other services.

      Director liability insurance may be provided to current and future members of the Board of Directors at a later date. Fenton Graham has not yet obtained such insurance and does not have any specifics for available cost and coverage. Fenton Graham does not have a specific time frame to obtain the insurance.

      Employment Agreements

      Effective January 1, 2003, the Company entered into a formal employment agreement with J.P. Schrage.

      Under the employment agreement, the Company has agreed to employ Mr. Schrage as the Company's President, Secretary and Treasurer. The term of the employment contract is one year from effective date. The agreement renews automatically for succeeding one-year terms unless otherwise terminated under the terms of the agreement. Mr. Schrage's compensation will be a base salary of $40,000 per year (which may be increased by consent of the Board), incentive bonus in accordance with Company performance, and various benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There are 6,000,000 common shares outstanding as of the date of this filing. The following tabulates holdings of shares of Fenton Graham by each person who, subject to the above, as of July 28,

2004, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Fenton Graham individually and as a group.

                       SHARE OWNERSHIP AS OF JULY 28, 2004

            Name and Address of                       Amount of                   Percent of
            Beneficial Owner (1)                 Common Shares Owned         Common Shares Owned
         J.P. Schrage (2)                              5,000,000                    83.3%
         c/o Fenton Graham Marketing, Inc.
         13215 Verde River Drive, Unit 1
         Fountain Hills, Arizona 85268

         All Officers and Directors
         as a group (1 person)                         5,000,000                    83.3%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2) Mr. Schrage is the Company's sole director and its President, Secretary and Treasurer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On October 17, 2001, our founding officers and directors, Ken Greble and J.P. Schrage, each received 2,500,000 shares of our common stock for assisting in the formation of Fenton Graham. Their services were valued at $2,500 each.

      In December 2001, Ken Greble, former President and a former director of Fenton Graham, loaned the Company $1,100, which was used to pay the costs related to certain sales of the Company's common stock in a private placement. The loan was non-interest bearing. $1,000 of the loan was repaid on April 8, 2002 from the proceeds of the private placement.

      On July 1, 2002, Fenton Graham entered into a co-location agreement with VVVRRR, Inc. (VRI) for the use of a portion of the space VRI leases from Technology Alliance Group (TAG) to house its servers. Fenton Graham agreed to pay VRI $200 per month, on a month-to-month basis, for partial use of the space it leases from TAG. At the time Fenton Graham entered into the agreement, our President, J.P. Schrage, was employed by VRI on a part-time basis. Mr. Schrage received no benefit from the lease payments made by Fenton Graham to VRI.

      On July 5, 2002, Mr. Greble resigned as an officer and director and returned his 2,500,000 shares to the Company for cancellation. The shares were cancelled and reissued to Mr. Schrage in consideration of his continued services to the Company.

      On July 12, 2002, Fenton Graham purchased for $20,000 cash all rights, title and interest in the Redirector and WarRoom software from Quantum Leap Media, Inc. ("QLM"). Mr. Schrage was employed by QLM from January 2000, on a part-time basis as the Operations Manager, until it ceased operations in August 2002. Mr. Schrage was not an officer, director or owner of QLM and received no benefit from the sale of the software to Fenton Graham.

      Fenton Graham has two notes payable to a shareholder at December 31, 2003 in the amounts of $10,000 and $2,500 respectively. Principal along with interest accrue at 9% per annum and the notes are due on in 2005.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                               Page Number
                                                                               -----------
         1. Financial Statements:

            Report of Independent Registered Public Accounting Firm - 2003        F-1

            Report of Independent Registered Public Accounting Firm - 2002        F-2

            Balance Sheets at December 31, 2003                                   F-3

            Statements of Operations for each of the two years ended
            December 31, 2003 and December 31, 2002                               F-4

            Consolidated Statements of Stockholders' Deficit for each of the
            two years ended December 31, 2003 and December 31, 2002               F-5

            Consolidated Statements of Cash Flows for each of the two years
            ended December 31, 2003 and December 31, 2002                         F-6

            Notes to Consolidated Financial Statements                            F-7

            Exhibits included or incorporated herein:  See Exhibit Index.

      (b)   Reports on Form 8-K:

            The Company filed a Form 8-K on November 7, 2003, announcing the dismissal of Stonefield Josephson, Inc. and the engagement of Epstein, Weber & Conover, PLC as its independent auditors effective October 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For the fiscal year ended December 31, 2003, Epstein, Weber & Conover, PLC ("EWC") served as our principal independent accountant. Stonefield Josephson, Inc. ("SJ") served as our principal independent accountant for the fiscal year ended December 31, 2002. EWC and SJ billed the approximate fees respectively set forth below:

                                          2003 (EWC)          2002 (SJ)
                                          ----------          ---------
              Audit fees                    $1,500             $12,007
              Audit related fees
              Tax fees
              All other fees

                   Total fees               $1,500             $12,007
                                            ------             -------

      The Board of Directors pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FENTON GRAHAM MARKETING, INC.,
                                         a Nevada corporation


Date:  August 3, 2004                    By:  /s/ J.P. Schrage
                                            ------------------------------------
                                            J.P. Schrage
                                            Sole Director, President,
                                            Chief Financial Officer and
                                            Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.     Description

3.1(1)          Amended and Restated Articles of Incorporation

3.2(1)          Bylaws

10.1(2) Assignment of the Redirector and WarRoom software to Fenton Graham by Quantum Leap Media, Inc.

10.2(4)         Employment Agreement with J.P. Schrage

10.3(3)         Co-Location Agreement between the Company and VVVRRR, Inc.
                dated July 1, 2002.

10.4(6)         Promissory Note dated October 30, 2003 to E. James Wexler

10.5(6)         Promissory Note dated December 30, 2003 to E. James Wexler

16.1(4)         Letter from former accountants, Merdinger, Frucher, Rosen &
                Company, P.C.

16.2(5)         Letter from former accountant Stonefield Josephson, Inc.

31(6) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32(6)           Section 1350 Certification

---------------

1. Incorporated by reference from the Company's Form SB-2, filed with the SEC on May 13, 2002.

2. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on July 24, 2002.

3. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on March 24, 2003.

4. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on April 25, 2003.

5. Incorporated by reference from the Company's Form 8-K, filed with the SEC on November 7, 2003.

6.    Filed herewith.

                          FENTON GRAHAM MARKETING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----

     REPORT OF INDEPENDENT REGISTERED PUBLIC
          ACCOUNTING FIRM - 2003                                   F-1

     REPORT OF INDEPENDENT REGISTERED PUBLIC
          ACCOUNTING FIRM - 2002                                   F-2

     BALANCE SHEET AS OF DECEMBER 31, 2003                         F-3

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 2003 AND DECEMBER 31, 2002                  F-4

     STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEAR
          ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002            F-5

     STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
          DECEMBER 31, 2003 AND DECEMBER 31, 2002                  F-6

     NOTES TO FINANCIAL STATEMENTS                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Fenton Graham Marketing, Inc.:

We have audited the accompanying balance sheet of Fenton Graham Marketing, Inc (the Company), a development stage company, as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fenton Graham Marketing, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and has an accumulated deficit of $169,568 at December 31, 2003. The uncertainty of the Company's ability to obtain future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ EPSTEIN, WEBER & CONOVER, PLC
    Scottsdale, Arizona
    May 25, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fenton Graham Marketing, Inc.
Fountain Hills, Arizona

      We have audited the accompanying balance sheet of Fenton Graham Marketing, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 and the periods from October 17, 2001 (inception) to December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fenton Graham Marketing, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and the periods from October 17, 2001 (inception) to December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses from operations and has not generated significant revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 5, 2003

FENTON GRAHAM MARKETING, INC.
BALANCE SHEET AT DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS:

          TOTAL ASSETS                             $      --
                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

     Accounts payable and accrued expenses         $   5,668
     Due to officer                                      100
                                                   ---------

     Total Current Liabilities                         5,768

LONG TERM LIABILITIES
     Notes payable to shareholders                    12,500
                                                   ---------

          TOTAL LIABILITIES                           18,268
                                                   ---------

STOCKHOLDERS' DEFICIT:

     Common stock, $0.001 par value, 100,000,000
        shares authorized, 6,000,000 issued
        and outstanding                                6,000
     Additional paid-in capital                      145,300
     Accumulated deficit                            (169,568)
                                                   ---------

          TOTAL STOCKHOLDERS' DEFICIT:               (18,268)
                                                   ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $      --
                                                   =========

   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                        For the year       For the year
                                      ended December      ended December
                                         31, 2003            31, 2002
                                      --------------      --------------

NET REVENUES                           $    57,302         $     5,708
                                       -----------         -----------

SELLING, GENERAL
AND ADMINISTRATIVE
EXPENSES                                   100,045             106,370
                                       -----------         -----------

LOSS BEFORE OTHER
INCOME/EXPENSES                            (42,743)           (100,662)

OTHER INCOME/(EXPENSES)
     Interest expense                         (150)                 --
     Loss on disposal of assets            (20,000)                 --
                                       -----------         -----------

NET LOSS                               $   (62,893)        $  (100,662)
                                       ===========         ===========

NET INCOME PER SHARE:
     Basic and diluted                 $     (0.01)        $     (0.02)
                                       ===========         ===========

WEIGHTED AVERAGE
NUMBER OF SHARES-
BASIC AND DILUTED
     Basic and diluted                   6,000,000           5,995,753
                                       ===========         ===========

   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT FOR
THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                                                            Additional
                                                                               Common Stock                  Paid-in
                                                                         Shares            Amount            Capital
                                                                         ------            ------            -------
BALANCE, December 31.2001                                               5,385,000         $   5,385         $  66,415

     Issuance of subscribed stock in January 2002                         295,000               295              (295)

     Sale of shares for cash at $0.10 per share in January 2002           320,000               320            31,680

     Return of founder shares in July 2002                             (2,500,000)           (2,500)

     Balance of shares for services in July 2002                        2,500,000             2,500            47,500

     Net loss for the year ended December 31, 2002
                                                                        ---------         ---------         ---------

BALANCE, December 31, 2002                                              6,000,000             6,000           145,300

     Net loss for the year ended December 31, 2003
                                                                        ---------         ---------         ---------

BALANCE, December 31, 2003                                              6,000,000         $   6,000         $ 145,300
                                                                        =========         =========         =========

                                                                                           Total
                                                                       Accumulated      Stockholders'
                                                                         Deficit           Equity
                                                                         -------           ------
BALANCE, December 31.2001                                              $  (6,013)        $ 65,787

     Issuance of subscribed stock in January 2002

     Sale of shares for cash at $0.10 per share in January 2002                            32,000

     Return of founder shares in July 2002                                                 (2,500)

     Balance of shares for services in July 2002                                           50,000

     Net loss for the year ended December 31, 2002                      (100,662)        (100,662)
                                                                       ---------         --------

BALANCE, December 31, 2002                                              (106,675)          44,625

     Net loss for the year ended December 31, 2003                       (62,893)         (62,893)
                                                                       ---------         --------

BALANCE, December 31, 2003                                             $(169,568)        $(18,268)
                                                                       =========         ========

    The accompanying notes are an integral part of these financial statements

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                          2003          2002
                                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           $(62,893)    $(100,662)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Loss on disposal of assets                        20,000            --
        Non-cash compensation                                 --        50,000
     Changes in assets and liabilities:
        Increase in accounts payable                       4,068           600
                                                        --------     ---------
          Net cash used by operating activities          (38,825)      (50,062)
                                                        --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                       --       (20,000)
                                                        --------     ---------
          Net cash used by investing activities               --       (20,000)
                                                        --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on officer advance                               --        (1,000)
     Proceeds from loans payable                          12,500            --
     Issuance of common stock                                 --        59,000
                                                        --------     ---------
          Net cash provided by financing activities       12,500        58,000
                                                        --------     ---------

INCREASE (DECREASE) IN CASH                              (26,325)      (12,062)

CASH, BEGINNING OF PERIOD                                 26,325        38,387
                                                        --------     ---------

CASH, END OF PERIOD                                     $     --     $  26,325
                                                        ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
     Interest paid                                      $     --     $      --
                                                        ========     =========
     Income taxes paid                                  $     --     $      --
                                                        ========     =========

NON CASH INVESTING AND
FINANCING ACTIVITIES:
     Issuance of common stock for services              $     --     $  50,000
                                                        ========     =========

   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business:

Fenton Graham Marketing, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 17, 2001. The Company is an internet marketing company that offers marketing solutions to Internet businesses. The Company generates revenue primarily by purchasing large blocks of internet advertisements and then reselling those advertisements to its customer base in smaller lots.

Going Concern:

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced material operating losses of $62,893 and $100,662 in the years ended 2003 and 2002 respectively. The Company also has an accumulated deficit of $169,568 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to raise funds by further stock issuances under their registration statement which became effective on May 12, 2003. The offering registered 5,000,000 shares for sale by the Company at $0.02 per share. Management is also looking to secure a line of credit with an established financial institution to assist with general working capital concerns. Management believes that these steps will be sufficient to provide the Company with the ability to continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company was previously in the development stage. Effective with the commencement of revenue generating operations in the year ended December 31, 2003, the Company ceased as a development stage company.

Use of Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Revenue Recognition

The Company recognizes revenue when purchased advertising slots are resold. In the case of internet marketing services, revenue is recognized when the service are performed.

Cash and Cash Equivalents

The Company includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Research and Development

Costs incurred in research and development activities are charged to expense as incurred.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, notes payable and accrued expenses. The carrying amounts of these assets and liabilities approximate their fair value due to the highly liquid nature of these short-term instruments.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized over the vesting period based on the exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employee or non-employee directors are valued using the fair value method and expensed over the period services are provided.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

3. SOFTWARE

On July 12, 2002, the Company entered into an agreement, with an entity that formerly employed the Company's president, to purchase the software technology that the Company planned to implement into its operations. The acquired software was purchased for $20,000 but due to lack of additional funding, the software was never fully developed and management determined that the Company would not pursue product lines using that software. The investment in the software was written off in the year ended December 31, 2003.

4. INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2003 and December 31, 2002 are as follows:

                                         December 31, 2003   December 31, 2002
                                         -----------------   -----------------

Current tax expense
     U.S. federal                            $     --            $     --
     State and local                               --                  --
                                             --------            --------

Total current                                      --                  --
                                             --------            --------

Deferred tax expense
     U.S. federal                                  --                  --
     State and local                               --                  --
                                             --------            --------

Total deferred                                     --                  --
                                             --------            --------

Total tax provision (benefit)
   from continuing operations                $     --            $     --
                                             ========            ========

The reconciliation of the effective tax rates to the statutory rates in effect during the years ended December 31 2003 and 2002 are as follows:

                                        December 31, 2003     December 31, 2002
                                        -----------------     -----------------

Federal income tax rate                        15.0%                 34.0%

State income tax rate                           7.0%                  7.0%

Effect of valuation allowance                 (22.0)%               (41.0)%
                                              -----                 -----

Effective income tax rate                       0.0%                  0.0%
                                              =====                 =====

At December 31, 2003 the Company had a federal and state cumulative loss carryforward of $169,568. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for the deferred income tax assets has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                        December 31, 2003     December 31, 2002
                                        -----------------     -----------------

Deferred tax assets

     Loss carryforwards                      $ 37,305              $ 44,000

     Less:  valuation allowance               (37,305)              (44,000)
                                             --------              --------

Net deferred tax assets                      $     --              $     --
                                             ========              ========

State net operating loss carryforwards begin to expire in 2006 while federal operating loss carryforwards begin to expire in 2021.

5.  NOTES PAYABLE

Notes payable are comprised of the following at December 31, 2003:

Notes payable to shareholder, original balance of
$10,000, 9% interest rate, principal and interest
due on 10/29/05                                        $10,000

Notes payable to shareholder, original balance
of $2,500, 9% interest rate, principal and interest
due on 12/30/05                                          2,500
                                                       -------

              Total                                     12,500

              Less Current Portion                          --
                                                       -------

              Total long-term portion                  $12,500
                                                       =======

Future maturities of principal at December 31, 2003 are as follows:

              2004                        $     --
              2005                          12,500
                                          --------
              Total                       $ 12,500
                                          ========

6. STOCKHOLDERS' EQUITY

In October 2001, the Company issued 5,000,000 shares of common stock for services valued at $5,000.

In December 2001, the Company sold 385,000 shares of common stock at $0.10 per share for gross proceeds of $38,500, less $1,200 for private placement costs.

In December 2001, an additional 295,000 shares of common stock were subscribed at $0.10 per share for a total of $29,500. During January 2002, the Company collected the subscription receivables of $29,500. The 295,000 shares of common stock were issued during the month.

In January 2002, the Company sold an additional 320,000 shares of common stock at $0.10 per share for gross proceeds of $32,000

In July 2002, the President and Director of the Company resigned and tendered back the 2,500,000 shares of common stock issued to him. The shares were canceled and reissued to the remaining founder as consideration for his continued service to the Company. The shares reissued were valued at $50,000, the value of the services provided.

7. RELATED PARTY TRANSACTIONS

The officers/directors of the Company provided office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

As of December 31, 2001, the Company was obligated to a stockholder in the amount of $1,100 for funds advanced for working capital. The funds were used to pay the cost of the sale of common stock described in Note 4. The advances bear no interest and were due upon demand. On April 8, 2002, the Company paid $1,000 of the outstanding balance. As of December 31, 2003, the Company was still obligated to the stockholder for the remaining $100.

As discussed in note 5, the Company has two notes payable to a shareholder at December 31, 2003 in the amounts of $10,000 and $2,500 respectively. Principal along with interest accruing at 9% per annum are due on these notes in 2005.

                                    * * * * *