Form 10QSB
period 2004-03-31
FENTON GRAHAM MARKETING INC
filed 2004-08-26
CIK 1163812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                          Commission File No. 000-50286

                          FENTON GRAHAM MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                        Nevada                                      86-1042805
   (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                    organization)

           13215 Verde River Drive, Unit 1                            85268
               Fountain Hills, Arizona                              (Zip Code)
       (Address of principal executive offices)

         Issuer's telephone number, including area code: (480) 836-8720

     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

 Number of shares outstanding of each of the issuer's classes of common equity:
 ------------------------------------------------------------------------------

            Class                      Outstanding as of August 25, 2004
            -----                      ---------------------------------
Common stock, $0.001 par value                     6,000,000

--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                          FENTON GRAHAM MARKETING, INC.

                                Table of Contents

                                                                           Page
                                                                           ----

PART I     FINANCIAL INFORMATION..........................................    3

Item 1.    Unaudited Financial Statements.................................    3

Unaudited Balance Sheet...................................................    4

Unaudited Statements of Operations........................................    5

Unaudited Statements of Cash Flows........................................    6

Item 2.    Management's Plan of Operation.................................   10

Item 3.    Controls and Procedures........................................   14

PART II    OTHER INFORMATION..............................................   14

Item 6.    Exhibits and Reports on Form 8-K...............................   14

SIGNATURES ...............................................................   15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

FENTON GRAHAM MARKETING, INC.
BALANCE SHEET (UNAUDITED)
MARCH 31, 2004
--------------------------------------------------------------------------------

ASSETS:

   Cash                                                            $   2,266
                                                                   ---------

        TOTAL ASSETS                                               $   2,266
                                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                           $   3,737
   Due to officer                                                        100
                                                                   ---------
   Total Current Liabilities                                           3,837

LONG TERM LIABILITIES

   Notes payable to shareholders                                      22,500
                                                                   ---------
        TOTAL LIABILITIES                                             26,337
                                                                   ---------

STOCKHOLDERS' DEFICIT:

   Common stock, $0.001 par value, 100,000,000 shares authorized
      6,000,000 issued and outstanding                                 6,000
   Additional paid-in capital                                        145,300
   Accumulated deficit                                              (175,371)
                                                                   ---------

Total stockholders' deficit                                          (24,071)
                                                                   ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   2,266
                                                                   =========

    The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MARKETING, INC
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                            Three months
                                                           ended March 31,
                                                         2004           2003
                                                      ---------     -----------

NET REVENUES                                          $  13,200     $    14,587
                                                      ---------     -----------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                  18,717          27,466
                                                      ---------     -----------

LOSS BEFORE OTHER INCOME AND (EXPENSES)                  (5,517)        (12,879)

OTHER INCOME AND (EXPENSE):

   Interest expense                                        (286)             --
                                                      ---------     -----------

NET LOSS                                              $  (5,803)    $   (12,879)
                                                      =========     ===========

NET INCOME PER SHARE:

   Basic and diluted                                  $   *         $    *
                                                      =========     ===========

WEIGHTED AVERAGE NUMBER
OF SHARE - BASIC AND DILUTED:

   Basic and diluted                                  6,000,000       6,000,000
                                                      =========     ===========

* - Less then $0.01 per share

    The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                         Three months       Three months
                                                        ended March 31,    ended March 31,
                                                             2004               2003
                                                        ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                              $ (5,803)          $(12,879)
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable                 (1,931)               412
                                                           --------           --------
          Net cash used by operating activities              (7,734)           (12,467)
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash used by investing activities                  --                 --
                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable - shareholders                10,000                 --
                                                           --------           --------
          Net cash provided by financing activities          10,000                 --
                                                           --------           --------

INCREASE (DECREASE) IN CASH                                   2,266            (12,467)

CASH, BEGINNING OF PERIOD                                        --             26,325
                                                           --------           --------

CASH, END OF PERIOD                                        $  2,266           $ 13,858
                                                           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

   Interest paid                                           $     --           $     --
                                                           ========           ========

   Income taxes paid                                       $     --           $     --
                                                           ========           ========

    The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION:

Nature of Business:

Fenton Graham Marketing, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 17, 2001. The Company is an internet marketing company that offers marketing solutions to Internet businesses. The Company generates revenues primarily by purchasing large blocks of internet advertisements and then reselling those advertisements to their customer base in smaller lots.

Interim Financial Statements:

The accompanying unaudited financial statements for the three months ended March 31, 2004 and 2003 include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes as of December 31, 2003 which are filed with The Securities and Exchange Commission.

Going Concern:

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has experienced material operating losses and has an accumulated deficit of $175,371. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to raise funds by further stock issuances under their registration statement which became effective on May 12, 2003. The offering registered 5,000,000 shares for sale by the Company at $0.02 per share. Management believes that these steps will be sufficient to provide the Company with the ability to continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

FENTON GRAHAM MARKETING, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Revenue Recognition

The Company recognizes revenue when their purchased advertisements are resold or when their marketing services are performed.

Cash and Cash Equivalents

The Company includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 2004, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial Statements (unaudited).

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2004 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

Recent Accounting Pronouncements

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

FENTON GRAHAM MARKETING, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

3. NOTES PAYABLE

The Company issued a new note payable to a shareholder during the three months ended March 31, 2004. The note has a stated face value of $10,000 and a stated interest rate of 9% per annum. A one time principal payment of $10,000 along with an interest payment of $1,800 is due on the note when it matures in March of 2006.

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

Plan of Operation

      During the remainder of 2004 and the first half of 2005, we plan to purchase or lease hardware, hire an initial staff, and begin business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $8,000 will be used to purchase or lease hardware, $13,000 will be used toward office space and related equipment, $7,000 will be used in sales and advertising, $5,000 will be set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $24,000 will be general working capital.

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

      E. James Wexler has loaned us a total of $22,500 through three promissory notes, dated October 30, 2003, December 30, 2003 and March 15, 2004. Each note has a two-year term, with the entire principal and accrued interest due at maturity, and an interest rate of 9% per annum.

Cost and Expenses

      Currently, we have minimal monthly expenditures. By the end of the first half of 2005, we intend to hire one employee to handle administrative and marketing tasks and we intend to hire, on a contract basis, three technical consultants to handle hardware issues.

      To date, our business has had only limited operations. Accordingly, we have not had significant revenues. All incurred expenses have been funded by our private offering. We are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require to complete each of our Milestones detailed below through the sale of our common stock.

Milestones

      In our Form 10-KSB for the period ended December 31, 2003, we included discussion of seven milestones we are seeking to meet during the twelve month period ending June 30, 2005. The following is an update on which milestones we have achieved, and provides our estimate as to when the remaining milestones will be achieved.

      Milestone 1: Establish an Office. We currently have an office from where we conduct operations. We anticipate total office costs to be $23,000 for the next 12 months. This includes legal and accounting expenses, rent, equipment such as computers and telephones, and utilities.

      Milestone 2: Complete Software Development. We previously reported our intent to complete the development of the Redirector and WarRoom software, which was purchased in July of 2002 from Quantum Leap Media, Inc. for $20,000 cash. We used the proceeds from our private offering completed in January 2002 to make this purchase. At the time of the purchase, the software was not fully developed. Due to lack of funding, the software was never fully developed, and our management has decided not to pursue further development of the software. Our management believes that we will be able to provide comparable services without completing development of these software programs.

      Milestone 3: Purchase/Lease Hardware. We intend to lease three dual Pentium systems with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We previously estimated that this would occur during the third quarter of 2004, but we now expect the hardware to be purchased during the fourth quarter of 2004, subject to cash availability.

      Milestone 4: Hire Staff. We will engage an administrative person as well as addition technical people. We expect that we may hire one administrative person during our first year of operations. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We previously estimated that hiring would occur during the third quarter of 2004, but we now expect the hiring to take place during the fourth quarter of 2004, subject to cash availability.

      Milestone 5: Develop Marketing Campaign. Another step is to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. The cost of developing the first campaign was approximately $3,000. We completed this planning stage in the third quarter of 2003. Additional advertising campaigns will be developed as we begin operations.

      Milestone 6: Implementation of Advertising Campaign and Sales Calls. Implementation of the advertising campaign would begin with sending out e-mails and calling prospective clients. Immediately following this, we would begin telephone follow ups. The cost of these first round sales efforts is estimated at $7,000. The advertising campaign and sales calls cannot begin until we acquire the hardware and hire staff. We anticipate that the implementation of advertising campaigns and sales calls will begin in the quarter following completion of Milestones 3 and 4.

      Potential clients of Fenton Graham Marketing are small to medium sized companies in North America, and primarily the United States. These companies in most cases will already be offering a product on the Internet.

      It is difficult to quantify how long it will take to convert our efforts into actual sales and revenues. We hope that clients begin using our services within days of implementation of our advertising campaign, but it may take several weeks before people begin to purchase our services. Moreover, customers may not be willing to pay for the service at the time they order, and may insist on buying on account, which would delay receipt of revenues. Our revenue will come from clients that receive our Internet marketing efforts which include things like banner ads, pop-up ads, and domain redirects. We will be paid based on the number of people we send to a client's site or on a percentage of sales generated from the people we send to their site. During fiscal year 2003, we have achieved revenues from Internet marketing for clients, although management does not consider these revenues to be significant. We anticipate that completion of Milestones 1-6 (not including completion of Milestone 2, which our management has determined is not needed) will result in increased revenues.

      We have no current plans, preliminary or otherwise, to merge with or acquire any other entity.

Employees

      Currently, the only employee is our sole officer, J.P. Schrage. By the end of 2004, subject to cash availability, we plan to hire 3 contract workers to assist with technical issues. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is moderate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB filed on August 4, 2004.

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

      o If our services are not perceived as useful, we will be unable to attract and maintain advertising clients. If we are unable to generate revenue from advertising clients our business may prove unsuccessful.

      o Our ongoing reporting obligations as a public company may result in ongoing operating losses.

      o Because we will need to raise additional funds and these funds may not be available to us when we need them, we may need to change our business plan or we could face bankruptcy and cease operations.

      o We depend on J. P. Schrage, our sole officer and director. His loss would seriously disrupt our operations.

      o Our independent accountants have expressed doubt about our ability to continue as a going concern.

      o We have limited operating history, which makes an evaluation of us extremely difficult.

      o We may not be able to generate profits from our products and services.

      o Misappropriation of confidential information could cause us to lose customers or incur liability.

      o Online advertising and related products and services are competitive markets and we may not be able to compete successfully.

      o     Seasonal trends may cause our operating results to fluctuate.

      o We will depend on third-party Internet and telecommunication providers, over whom we have no control, to operate our services.

      o If we fail to adequately protect our intellectual property, we could lose our intellectual property rights or be liable for damages to third parties.

      o If we face a claim of intellectual property infringement, we may be liable for damages and be required to make changes to our technology or business.

      o Our business may be materially adversely affected by lawsuits related to privacy, data protection and our business practices.

      o Activities of our clients could damage our reputation or give rise to legal claims against us.

      o Advertisers may be reluctant to devote a portion of their budgets to online advertising.

      o If the delivery of Internet advertising on the web, or the delivery of our email messages is limited or blocked, demand for our future products and services may decline.

      o New laws or regulations or changing interpretations of existing laws and regulations could harm our business.

      o Our business may suffer if the web experiences unexpected interruptions or delays that may be caused by system failures.

      o The lack of appropriate advertising measurement standards or tools may cause us to lose customers or prevent us from charging a sufficient amount for our products and services.

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

(b) In addition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  10.6  Promissory Note dated March 15, 2004 to E. James Wexler

                  31 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

                  32    Section 1350 Certification

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2004

                                     FENTON GRAHAM MARKETING, INC., a Nevada
                                     corporation


                                     By:  /s/ J.P. Schrage
                                     ----------------------------------------
                                     J. P. Schrage, CEO and CFO