Form 10QSB
period 2004-06-30
FENTON GRAHAM MARKETING INC
filed 2005-01-04
CIK 1163812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                          Commission File No. 000-50286

                          FENTON GRAHAM MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                     Nevada                                  86-1042805
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                 organization)                           Identification No.)

        13215 Verde River Drive, Unit 1                         85268
            Fountain Hills, Arizona                           (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (480) 836-8720

--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

      Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              |_| Yes       |X| No

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:

            Class                            Outstanding as of December 30, 2004
            -----                            -----------------------------------
Common stock, $0.001 par value                            6,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                          FENTON GRAHAM MARKETING, INC.

                                Table of Contents
                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION ..........................................    1

Item 1.    Unaudited Financial Statements .................................    1

Unaudited Balance Sheet ...................................................    2

Unaudited Statements of Operations ........................................    3

Unaudited Statements of Cash Flows ........................................    4

Item 2.    Management's Plan of Operations ................................    8

Item 3.    Controls and Procedures ........................................   12

PART II    OTHER INFORMATION ..............................................   12

Item 6.    Exhibits and Reports on Form 8-K ...............................   12

SIGNATURES ................................................................   14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

FENTON GRAHAM MARKETING, INC.
BALANCE SHEET (UNAUDITED)
JUNE 30, 2004
--------------------------------------------------------------------------------

ASSETS:

   Cash                                                               $      --
                                                                      ---------
        TOTAL ASSETS                                                  $      --
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                              $   5,969
   Due to officer                                                           100
                                                                      ---------
   Total Current Liabilities                                              6,069

LONG TERM LIABILITIES

   Notes payable to shareholders                                         22,500
                                                                      ---------
        TOTAL LIABILITIES                                                28,569
                                                                      ---------

STOCKHOLDERS' DEFICIT:

   Common stock, $0.001 par value, 100,000,000 shares authorized
      6,000,000 issued and outstanding                                    6,000
   Additional paid-in capital                                           145,300
   Accumulated deficit                                                 (179,869)
                                                                      ---------

Total stockholders' deficit                                             (28,569)
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      --
                                                                      =========

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF OPERATIONS (UNAUDITIED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                        Six Months Ended                Three Months Ended
                                            June 30,                          June 30,
                                      2004             2003             2004             2003
                                  -----------      -----------      -----------      -----------
NET REVENUES                      $    17,319      $    31,189      $     4,119      $    16,602
                                  -----------      -----------      -----------      -----------

SELLING GENERAL AND
ADMINISTRATIVE EXPENSES                26,822           52,925            8,105           25,459
                                  -----------      -----------      -----------      -----------

LOSS BEFORE OTHER INCOME
AND (EXPENSES)                         (9,503)         (21,736)          (3,986)          (8,857)

OTHER INCOME AND (EXPENSE):

     Interest expense                    (798)              --             (512)              --
                                  -----------      -----------      -----------      -----------

NET LOSS                          $   (10,301)     $   (21,736)     $    (4,498)     $    (8,857)
                                  ===========      ===========      ===========      ===========

NET INCOME PER SHARE:

     Basic and diluted                      *                *                *                *
                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
OF SHARE - BASIC AND DILUTED:

     Basic and diluted              6,000,000        6,000,000        6,000,000        6,000,000
                                  ===========      ===========      ===========      ===========

* - Less then $0.01 per share

The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                       Six months       Six months
                                                     ended June 30,   ended June 30,
                                                          2004             2003
                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                           $(10,301)        $(21,736)
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable                 301               --
                                                        --------         --------
          Net cash used by operating activities          (10,000)         (21,736)
                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash used by investing activities               --               --
                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable - shareholders             10,000               --
                                                        --------         --------
          Net cash provided by financing activities       10,000               --
                                                        --------         --------

INCREASE (DECREASE) IN CASH                                   --          (21,736)

CASH, BEGINNING OF PERIOD                                     --           26,325
                                                        --------         --------

CASH, END OF PERIOD                                     $     --         $  4,589
                                                        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

   Interest paid                                        $     --         $     --
                                                        ========         ========

   Income taxes paid                                    $     --         $     --
                                                        ========         ========

The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

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

Interim Financial Statements:

The accompanying unaudited financial statements for the six months ended June 30, 2004 and 2003 include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes as of December 31, 2003 which were filed with the Securities and Exchange Commission.

Going Concern:

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has experienced material operating losses and has an accumulated deficit of $179,869. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FENTON GRAHAM MARKETING, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended June 30, 2004, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2004 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FENTON GRAHAM MARKETING, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

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

3. SUBSEQUENT EVENT

In July of 2004 the Company issued a new note payable to a shareholder. The note has a stated face value of $7,000 and a stated interest rate of 9% per annum. A one time principal payment of $7,000 along with an interest payment of $1,260 is due on the note when it matures in July of 2006.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

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

Plan of Operation

      Since the filing of our Form 10-QSB for the quarter ended March 31, 2004, our management has given consideration to a merger with another company as a possible strategy to improve the Company's outlook. While we continue to believe that our online marketing business is a viable business strategy, and we plan to continue to develop this business as cash is available, we plan to concurrently seek candidates for a possible merger with the Company.

      During the first half of 2005, we plan to purchase or lease hardware, hire an initial staff, and begin our online marketing business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $8,000 will be used to purchase or lease hardware, $13,000 will be used toward office space and related equipment, $7,000 will be used in sales and advertising, $5,000 will be set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $24,000 will be general working capital.

      Our current cash is not adequate to satisfy our requirements. The timing and extent of our growth will depend upon our ability to raise funds through the sale of our common stock in a public offering or through one or more private placements. Management believes we will need to raise between $100,000 and $200,000 over the next 24 months. The exact amount we will need to raise will be determined by the then current market conditions, and the status of such cash flow within Fenton Graham. It is anticipated that an initial injection of $100,000 will be required within the next 6 to 9 months. Should we fail to raise at least $100,000 during the next 9 months, it could affect our ability to continue as a going concern.

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

      E. James Wexler has loaned us a total of $29,500 through four promissory notes, dated October 30, 2003, December 30, 2003, March 15, 2004 and July 21, 2004. Each note has a two-year term, with the entire principal and accrued interest due at maturity, and an interest rate of 9% per annum.

Costs and Expenses

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

      Milestone 3: Purchase/Lease Hardware. We intend to lease three dual Pentium systems with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We previously estimated that this would occur during the third quarter of 2004, but we now expect the hardware to be purchased during the first quarter of 2005, subject to cash availability.

      Milestone 4: Hire Staff. We will engage an administrative person as well as addition technical people. We expect that we may hire one administrative person during our first year of operations. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We previously estimated that hiring would occur during the third quarter of 2004, but we now expect the hiring to take place during the first quarter of 2005, subject to cash availability.

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

      It is difficult to quantify how long it will take to convert our efforts into actual sales and revenues. We hope that clients begin using our services within days of implementation of our advertising campaign, but it may take several weeks before people begin to purchase our services. Moreover, customers may not be willing to pay for the service at the time they order, and may insist on buying on account, which would delay receipt of revenues. Our revenue will come from clients that receive our Internet marketing efforts which include things like banner ads, pop-up ads, and domain redirects. We will be paid based on the number of people we send to a client's site or on a percentage of sales generated from the people we send to their site. During fiscal year 2003 and the first two quarters of 2004, we have achieved revenues from Internet marketing for clients, although management does not consider these revenues to be significant. We anticipate that completion of Milestones 1-6 (not including completion of Milestone 2, which our management has determined is not needed) will result in increased revenues.

      Management may determine that a merger with another company is advisable in lieu of continuing to develop our online marketing business. During the first half of 2005, we intend to seek merger candidates while continuing to develop our online marketing business. To date, we have not identified any such candidates, and have no plans, preliminary or otherwise, to merge with any particular company.

Employees

      Currently, the only employee is our sole officer, J.P. Schrage. By the end of the first quarter of 2005, assuming we have not located a merger candidate and subject to cash availability, we plan to hire 3 contract workers to assist with technical issues. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is moderate.

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

      o We may not be able to locate a suitable candidate for a merger with the Company, and we have not identified any specific companies or industries to target.

      o Any merger will expose us to the risks inherent in the business operations and industry of the company we merge with, many of which risks are presently unknown and unforeseeable.

      o We may have insufficient capital to locate a suitable merger candidate and complete the negotiation and execution of the relevant agreements.

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

      (b) In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  10.7  Promissory Note dated July 21, 2004 to E. James Wexler

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

Dated: January 3, 2005

                                        FENTON GRAHAM MARKETING, INC., a Nevada
                                        corporation


                                        By: /s/ J.P. Schrage
                                        ----------------------------------------
                                        J. P. Schrage, CEO and CFO