Form 10QSB
period 2004-09-30
FENTON GRAHAM MARKETING INC
filed 2005-01-24
CIK 1163812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2004

                          Commission File No. 000-50286

                          FENTON GRAHAM MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                             86-1042805
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

       13215 Verde River Drive, Unit 1
           Fountain Hills, Arizona                        85268
   (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (480) 836-8720


        -----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

      Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              |_| Yes   |X| No

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:

                 Class                     Outstanding as of January 20, 2005
                 -----                     ----------------------------------
    Common stock, $0.001 par value                      6,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                          FENTON GRAHAM MARKETING, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION ............................................    1

Item 1. Unaudited Financial Statements ...................................    1

Unaudited Balance Sheet ..................................................    2

Unaudited Statement of Operations ........................................    3

Unaudited Statements of Cash Flows .......................................    4

Item 2. Management's Plan of Operations ..................................    8

Item 3. Controls and Procedures ..........................................   13

PART II OTHER INFORMATION ................................................   14

Item 6. Exhibits and Reports on Form 8-K .................................   14

SIGNATURES ...............................................................   15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

FENTON GRAHAM MARKETING, INC.
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

ASSETS:

   Cash                                                               $      --
                                                                      ---------

        TOTAL ASSETS                                                  $      --
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                              $   4,245
   Due to officer                                                           100
                                                                      ---------

   Total Current Liabilities                                              4,345

LONG TERM LIABILITIES

   Notes payable to shareholders                                         29,500
                                                                      ---------

        TOTAL LIABILITIES                                                33,845
                                                                      ---------

STOCKHOLDERS' DEFICIT:

   Common stock, $0.001 par value, 100,000,000 shares authorized
      6,000,000 issued and outstanding                                    6,000
   Additional paid-in capital                                           145,300
   Accumulated deficit                                                 (185,145)
                                                                      ---------

Total stockholders' deficit                                             (33,845)
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      --
                                                                      =========

The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF OPERATIONS (UNAUDITIED)
FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                       Nine Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
                                                      2004              2003            2004              2003
                                                   -----------      -----------      -----------      -----------
NET REVENUES                                       $    10,224      $    43,052      $    11,863      $    43,052
                                                   -----------      -----------      -----------      -----------

SELLING GENERAL AND
ADMINISTRATIVE EXPENSES                                 24,387           70,961           18,187           70,961
                                                   -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES         (14,163)         (27,909)          (6,324)         (27,909)

OTHER INCOME AND (EXPENSE):

     Interest expense                                   (1,414)            (150)              --             (150)
                                                   -----------      -----------      -----------      -----------

NET LOSS                                           $   (15,577)     $   (28,059)     $    (6,324)     $   (28,059)
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

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                 2004            2003
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $   (15,577)     $   (28,059)
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable and accrued
     expenses                                                       (179)              --
                                                             -----------      -----------
          Net cash used by operating activities                  (15,756)         (28,059)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash used by investing activities                       --               --
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank overdraft                                     (1,244)           1,734
   Proceeds from loans payable - shareholders                     17,000               --
                                                             -----------      -----------
          Net cash provided by financing activities               15,756            1,734
                                                             -----------      -----------

INCREASE (DECREASE) IN CASH                                           --          (26,325)

CASH, BEGINNING OF PERIOD                                             --           26,325
                                                             -----------      -----------

CASH, END OF PERIOD                                          $        --      $        --
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

   Interest paid                                             $        --      $        --
                                                             ===========      ===========

   Income taxes paid                                         $        --      $        --
                                                             ===========      ===========

The accompanying notes are an integral part of these unaudited financial statements.

FENTON GRAHAM MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

Interim Financial Statements:

The accompanying unaudited financial statements for the nine months ended September 30, 2004 and 2003 include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes as of December 31, 2003 which are filed with The Securities and Exchange Commission.

Going Concern:

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has experienced material operating losses and has an accumulated deficit of $185,145. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FENTON GRAHAM MARKETING, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended September 30, 2004, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial Statements (unaudited).

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2004 the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

Recent Accounting Pronouncements

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June

FENTON GRAHAM MARKETING, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

Dated: January 24, 2005

                                            FENTON GRAHAM MARKETING, INC., a
                                            Nevada corporation


                                            By: /s/ J.P. Schrage
                                                --------------------------------
                                                J. P. Schrage, CEO and CFO