Form 10KSB
period 2004-12-31
FENTON GRAHAM MARKETING INC
filed 2005-05-19
CIK 1163812

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

         |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's total net sales for the fiscal year ended December 31, 2004 were $13,519.

      As of May 18, 2005, there were 6,000,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of May 18, 2005, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the proposed maximum offering price per share in the issuer's Form SB-2/A filed April 25, 2003, was approximately $20,000.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format:   |_| Yes |X| No

                                                         TABLE OF CONTENTS

                                                                                                               Page
PART I............................................................................................................1

Item 1.     Business..............................................................................................1
Item 2.     Properties............................................................................................7
Item 3.     Legal Proceedings.....................................................................................7
Item 4.     Submission of Matters to a Vote of Security Holders...................................................7

PART II...........................................................................................................7

Item 5.     Market for Common Equity and Related Stockholder Matters..............................................7
Item 6.     Management's Discussion And Analysis..................................................................8
Item 7.     Financial Statements.................................................................................19
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................19
Item 8A.    Controls and Procedures..............................................................................20

PART III.........................................................................................................20

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act..................20
Item 10.    Executive Compensation...............................................................................21
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......22
Item 12.    Certain Relationships and Related Transactions.......................................................22
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K...............................................23
Item 14.    Principal Accountant Fees And Services...............................................................23

FINANCIAL STATEMENTS AND NOTES..................................................................................F-1

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

      During fiscal year 2004, we planned to complete development of our proposed products and target small and medium sized businesses in North America, primarily in the United States, but now plan to do this in 2005. Because our President, J.P. Schrage, has worked in the Internet Marketing arena for several years and has been an avid Internet user since 1995, we believe we can use Mr. Schrage's media expertise and Internet marketing skills to assist these companies to build brands, acquire new customers, increase traffic, drive sales and grow customer relationships. We intend to deliver solutions to marketers that include pop-ups (advertisements that "pop up" in a new window as people are browsing Internet sites), domain redirects (renting domain names and redirecting traffic from the rented domain name to a client's site), banner ads (small "billboards" placed on web pages), affiliate programs (a marketing tool where one business pays another business for contributing sales or leads to the business), and other marketing methods. This will create a compelling marketing solution: the ability to deliver the right message at the right time to the right person.

      Since the second half of 2004, our management has given consideration to a merger with another company as a possible strategy to improve the Company's outlook. While we continue to believe that our online marketing business is a viable business strategy, and we plan to continue to develop this business as cash is available, we plan to concurrently seek candidates for a possible merger with the Company.


Services

      Our services will allow our clients to interact in an environment that maximizes e-mail and Web-based advertisements, while driving one-to-one, business-to-consumer communication that stimulates transactions, optimizes campaigns in real time and fosters the development of loyal relationships with customers. Following is a brief description of each of the services we intend to develop and begin to provide during 2005, if we do not complete a merger with another company.

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

         "E-mail Marketing" - consists of using databases of "opt-in" subscribers, people who have requested to receive various types of offers, via in-house marketing efforts. We also intend to purchase or rent targeted e-mail lists from reputable suppliers if needed.

         "Affiliate Programs" - is a marketing tool where the business pays another entity for contributing sales or leads to the business. For example, Amazon.com has an affiliate program in which any web site owner may put an Amazon.com banner on their site in return for a percentage of all sales revenue that originates from the banner. Affiliate programs basically establish a network of web sites linking back to our client's web site in return for a CPA (cost per action) reward. Third party monitoring is provided by sites such as Commission Junction, BeFree, and Linkshare. We plan to establish affiliate programs for our clients.

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

Possible Merger

      Management may determine that a merger with another company is advisable in lieu of continuing to develop our online marketing business. During 2005, we intend to seek merger candidates while continuing to develop our online marketing business. To date, we have not identified any such candidates, and have no plans, preliminary or otherwise, to merge with any particular company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Fenton Graham had 6,000,000 shares of common stock outstanding as of May 18, 2005. There is no public market for our shares as of the date of this filing. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning its participation in the after-market for our securities and management does not intend to initiate any discussions until we have raised enough capital to conduct our business. There is no assurance that a trading market will ever develop or, if a market does develop, that it will continue.

Number of Shareholders

         The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on May 18, 2005 was approximately 19.

Dividend Policy

         To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans


         The Company does not have any equity compensation plans.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         As additional funds become available, our objective is to position ourselves as a leading provider of technology and marketing solutions that are designed to go beyond simple banners to produce better customer conversion rates, resulting in higher prices for our clients' inventory and more value for marketers. However, there is no assurance that we will be successful in doing so.

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

         If we do not locate a suitable merger candidate then, during 2005, we plan to purchase or lease hardware, hire an initial staff, and begin our online marketing business. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period. Approximately $8,000 will be used to purchase or lease hardware, $13,000 will be used toward office space and related equipment, $7,000 will be used in sales and advertising, $5,000 will be set aside for legal and accounting assistance, $43,000 to facilitate the hiring of staff, and $24,000 will be general working capital.

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

         E. James Wexler has loaned us a total of $39,500 through four promissory notes, dated October 30, 2003, December 30, 2003, March 15, 2004, July 21, 2004, and December 7, 2004. Each note has a two-year term, with the entire principal and accrued interest due at maturity, and an interest rate of 9% per annum.

Costs and Expenses

         Currently, we have minimal monthly expenditures. By the end of 2005, we intend to hire one employee to handle administrative and marketing tasks and we intend to hire, on a contract basis, three technical consultants to handle hardware issues.

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

         Milestone 3: Purchase/Lease Hardware. We intend to lease three dual Pentium systems with a minimum of 1 Gigabyte of RAM and purchase all peripherals including a backup device and miscellaneous cabling. This will allow us to serve and track the traffic we buy. (Accurate tracking of the traffic is very important as it is how we will bill our clients). This will cost at least $8,000 over the next 12 months. We previously estimated that this would occur during the third quarter of 2004, but we now expect the hardware to be purchased during 2005, subject to cash availability.

         Milestone 4: Hire Staff. We will engage an administrative person as well as addition technical people. We expect that we may hire one administrative person during our first year of operations. We expect that we may engage two to three technical people on a contract basis to help design future software, configure hardware, and keep our systems up and running. The hiring process would include running advertisements in the local newspaper and on the Internet and conducting interviews. It is estimated that to hire a full time administrative person, as well as have a technical team available on a contract basis will cost $43,000 per year. We previously estimated that hiring would occur during the third quarter of 2004, but we now expect the hiring to take place during 2005, subject to cash availability.

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

         It is difficult to determine how long it will take to convert our efforts into actual sales and revenues. We hope that clients begin using our services within days of implementation of our advertising campaign, but it may take several weeks before people begin to purchase our services. Moreover, customers may not be willing to pay for the service at the time they order, and may insist on buying on account, which would delay receipt of revenues. Our revenue will come from clients that receive our Internet marketing efforts which include things like banner ads, pop-up ads, and domain redirects. We will be paid based on the number of people we send to a client's site or on a percentage of sales generated from the people we send to their site. During fiscal year 2003 and 2004, we have achieved revenues from Internet marketing for clients, although management does not consider these revenues to be significant. We anticipate that completion of Milestones 1-6 (not including completion of Milestone 2, which our management has determined is not needed) will result in increased revenues.

         Management may determine that a merger with another company is advisable in lieu of continuing to develop our online marketing business. During 2005, we intend to seek merger candidates while continuing to develop our online marketing business. To date, we have not identified any such candidates, and have no plans, preliminary or otherwise, to merge with any particular company.

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

         If the online advertising market does not develop further, or develops more slowly than expected, we may not generate enough advertising revenue to turn a profit. Since we expect to derive substantially all of our revenue from online advertising, our future success is highly dependent on the increased use of the Internet as an advertising medium. Because we have not yet fully developed the services we intend to offer and they have not been proven effective for business use, we cannot assure you that our services will be effective in serving, targeting and tracking advertisements or other marketing and promotional activities. Once we begin operations, our revenue would be adversely affected if marketers do not perceive that the use of our services improve the effectiveness of their marketing campaigns.

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

         Our independent accountants have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

         Our ability to continue as a going concern is an issue raised as a result of the material operating losses incurred in 2004 and 2003, and stockholders' deficit. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals.

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

Risks Related to Possible Mergers and Acquisitions.

         We may not be able to locate and acquire suitable companies for our future mergers or acquisitions.

         The Company has not yet identified any target company, nor has it identified any particular industry or field with which it intends to become involved. Intense competition can be expected from existing, better financed and more established competitors, who are also seeking to create or purchase profitable businesses. Numerous other firms have substantially greater resources in locating and/or acquiring potential merger and acquisition candidates. Management has no previous experience in identifying suitable merger and acquisition candidates.


         We may not have access to sufficient capital to pursue our acquisition strategies and therefore would be unable to achieve our planned future growth.

         We intend to pursue a growth strategy that includes acquiring new companies. There is a risk that we will not have access to sufficient capital to pursue our acquisition strategies. We may take an extended period of time to locate and investigate specific target companies, and if one or more target companies are located, the negotiation and execution of the relevant agreements may require substantial time, effort and expense. Our ability to continue to make acquisitions will depend primarily on our ability to obtain additional private or public equity or debt financing. There can be no assurance that such financing will be available to make future investments.


         We have not yet identified any specific businesses or specific industries that we intend to enter through a purchase or merger.

         We have not presently identified any specific business or specific industry that we intend to enter through a purchase or merger. Our shareholders will have no opportunity to review or evaluate the target companies that we may choose to become involved with. As of the date of this Form 10-KSB, there are no plans, proposals, arrangements or understandings with respect to any possible business combination or opportunity. It is possible that any business we target will present such a level of risk that conventional private or public offerings of securities or conventional bank financing would not be available to the business.

         We have not developed criteria for our proposed business acquisitions.

         We have not developed and do not presently intend to develop criteria for the search and selection of a business acquisition. Thus, our shareholders will have no prior indication as to the industries or businesses that we may acquire if we are able to finalize an acquisition. In some instances, the potential acquisition or merger candidate may not need substantial additional capital but instead would like to establish a public trading market for its shares through a combination with Fenton Graham. A business attempting to consolidate its operations by a merger, reorganization, asset acquisition or some other form of combination with us may desire to do so to avoid perceived adverse consequences of undertaking a public offering itself.

         We have not conducted research to determine whether there is demand in the market for a business combination with Fenton Graham.

         We have no market research to indicate that a demand exists for a merger or acquisition as contemplated by Fenton Graham. Consequently, investors are relying exclusively upon the judgment of our management and their efforts in locating and selecting possible acquisition candidates.

         We may be subject to the risks associated with a lack of diversification.

         In the event we are successful in identifying and evaluating one or more suitable merger or acquisition candidates, of which there is no assurance, we may be required to issue shares of our common stock in an acquisition or merger transaction. Inasmuch as our capitalization is limited, it is unlikely that we will be capable of completing more than a limited number of mergers or acquisitions. Consequently, our potential lack of diversification may subject us to economic fluctuation within the particular industries in which our target companies conduct business.

         Control of Fenton Graham may change.

         An acquisition involving the issuance of shares of our common stock may result in shareholders of the acquired business obtaining a significant interest in Fenton Graham. This may result in a change in control of Fenton Graham, which could result in the removal of our present officers and directors. No assurance can be given as to the experience or qualifications of any new management in the operation of any of our activities or in the operations of the business acquired.

      We are subject to currently unforeseeable risks associated with our potential business combinations.

      Upon consummating a business combination, we will become subject to the risks inherent in the business operations and industry of the acquired business. These risks are presently unknown and unforeseeable. We may be dependent upon existing or new management of the target company, and may thus lack the control necessary to adjust the direction of the business in the event such operating management is unable to cope with business problems that may arise. Because we may participate in a business combination with newly-organized firms or with firms which are attempting to expand through new products, markets or methods of distribution, we may face additional special risks associated with development stage operations or operating management lacking in specific experience pertinent to the business involved. Regardless of the type of business with which we may become involved through a business combination, we will be subject to all of the risk factors, which are presently unpredictable and associated with the particular industry in which the business operates.

      We may be subject to the risks associated with leveraged transactions.

      It is possible that an acquisition or merger may be structured or consummated through the use of leverage. Leveraged transactions generally refer to the use of debt to acquire a business or assets. Typically, borrowed funds are used to purchase shares of selling shareholders, thus encumbering the assets and cash flow of the acquired business.

      We may not disclose potential business combinations to investors.

      We do not intend to provide shareholders with complete disclosure documentation, including audited financial statements, concerning a target company and its business prior to merger or acquisition. Under Nevada law, a variety of corporate actions, including acquisitions, may be taken by holders of a majority of outstanding shares without notice or approval by remaining shareholders. Thus, our shareholders may not have the opportunity to review, approve or consent to the terms of an intended acquisition or business combination. In addition, consummation of a business combination may involve the issuance of authorized but unissued shares of our common stock. Our shareholders may not have the opportunity to approve or consent to such additional issuances of securities.


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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The name of our sole director and executive officer, his age and certain other information about him is set forth below:

             Name                     Age                                      Position
-------------------------------     ---------      -----------------------------------------------------------------
J.P. Schrage                           28            President, Secretary, Treasurer, Director


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

ITEM 10. EXECUTIVE COMPENSATION

                                                SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term Compensation
                                                  Annual Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Awards             Payouts
-----------------------------------------------------------------------------------------------------------------------
    Name and Principal                                           Other Annual    Restricted    Securities
         Position              Year       Salary      Bonus      Compensation       Stock      Underlying      LTIP
                                            ($)        ($)           ($)           Awards        Options      Payouts
-----------------------------------------------------------------------------------------------------------------------
J.P. Schrage (President,       2002        5,000        0             0               0             0            0
Secretary, Treasurer &
Director)
-----------------------------------------------------------------------------------------------------------------------
                               2003       40,000        0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------
                               2004          0          0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------
Ken Greble (former
President & Director)          2002          0          0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------

      Our sole Director did not receive any compensation for his service as a Director in 2004, but, should the Company have additional Directors in the future, the Company may determine to pay Directors a per meeting fee if these Directors are not separately compensated by the Company for other services.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There are 6,000,000 common shares outstanding as of the date of this filing. The following tabulates holdings of shares of Fenton Graham by each person who, subject to the above, as of May 18, 2005, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Fenton Graham individually and as a group.


                                         SHARE OWNERSHIP AS OF MAY 18, 2005

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

         Fenton Graham had five (5) notes payable to a shareholder at December 31, 2004 in an aggregate amount of $39,500. Principal along with interest accrue at 9% per annum and the notes are due in October 2005, December 2005, March 2006, July 2006 and December 2006, respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                     Page Number
1.       Financial Statements:
         Report of Independent Registered Public Accounting Firm                        F-1
         Balance Sheet at December 31, 2004                                             F-2
         Statements of Operations for each of the two years ended
         December 31, 2004 and December 31, 2003                                        F-3
         Consolidated Statements of Stockholders' Deficit for each of the two years
         ended December 31, 2004 and December 31, 2003                                  F-4
         Consolidated Statements of Cash Flows for each of the two years
          ended December 31, 2004 and December 31, 2003                                 F-5
         Notes to Consolidated Financial Statements                                     F-6
         Exhibits included or incorporated herein:  See Exhibit Index.

(b)      Reports on Form 8-K:
         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the fiscal year ended December 31, 2004 and 2003, Epstein, Weber & Conover, PLC ("EWC") served as our principal independent accountant. EWC billed the approximate fees respectively set forth below:

                                               2003                2004
                                               ----                ----

              Audit fees                      $1,500              $7,800
              Audit related fees
              Tax fees
              All other fees

                   Total fees                 $1,500              $7,800
                                              ------              ------


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

                                       FENTON GRAHAM MARKETING, INC.,
                                       a Nevada corporation


Date:  May 18, 2005                    By: /s/ J.P. Schrage
                                           -------------------------------
                                           J.P. Schrage
                                           Sole Director, President, Chief
                                           Financial Officer and Chief
                                           Executive Officer

                                  EXHIBIT INDEX



Exhibit
No.         Description

3.1(1)      Amended and Restated Articles of Incorporation
3.2(1)      Bylaws
10.1(2)     Assignment of the Redirector and WarRoom software to Fenton Graham by Quantum Leap Media, Inc.
10.2(4)     Employment Agreement with J.P. Schrage
10.3(3)     Co-Location Agreement between the Company and VVVRRR, Inc. dated
            July 1, 2002.
10.4(6)     Promissory Note dated October 30, 2003 to E. James Wexler
10.5(6)     Promissory Note dated December 30, 2003 to E. James Wexler
10.6(7)     Promissory Note dated March 15, 2004 to E. James Wexler
10.7(8)     Promissory Note dated July 21, 2004 to E. James Wexler
10.8(9)     Promissory Note dated December 7, 2004 to E. James Wexler
16.1(4)     Letter from former accountants, Merdinger, Frucher, Rosen & Company,
            P.C.
16.2(5)     Letter from former accountant Stonefield Josephson, Inc.
31(9)       Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer and Principal Financial Officer

32(9)       Section 1350 Certification

1. Incorporated by reference from the Company's Form SB-2, filed with the SEC on May 13, 2002.
2. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on July 24, 2002.
3. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on March 24, 2003.
4. Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on April 25, 2003.
5. Incorporated by reference from the Company's Form 8-K, filed with the SEC on November 7, 2003.
6. Incorporated by reference from the Company's Form 10-KSB, filed with the SEC on August 4, 2004.
7. Incorporated by reference from the Company's Form QSB, filed with the SEC on August 26, 2004.
8. Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on January 4, 2005.
9.    Filed herewith.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Fenton Graham Marketing, Inc.:

We have audited the accompanying balance sheet of Fenton Graham Marketing, Inc (the Company), a development stage company, as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fenton Graham Marketing, Inc. as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and has an accumulated deficit of $195,413 at December 31, 2004. The uncertainty of the Company's ability to obtain future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


     EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     March 25, 2005

FENTON GRAHAM MARKETING, INC.
BALANCE SHEET AT DECEMBER 31, 2004

ASSETS:

          TOTAL ASSETS                             $      999
                                                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

     Accounts payable and accrued expenses         $    3,845
     Due to officer                                       100
     Current portion of long term debt                 12,500
                                                   ----------

     Total Current Liabilities                         16,445

LONG TERM LIABILITIES
     Notes payable to shareholders                     27,000
                                                   ----------

          TOTAL LIABILITIES                            43,445
                                                   ----------

STOCKHOLDERS' DEFICIT:

     Common stock, $0.001 par value, 100,000,000
        shares authorized, 6,000,000 issued
        and outstanding                                 6,000
     Additional paid-in capital                       145,300
     Accumulated deficit                             (193,746)
                                                   ----------

          TOTAL STOCKHOLDERS' DEFICIT:                (42,446)
                                                   ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $      999
                                                   ==========


   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2004 AND 2003

                                    For the year            For the year
                                    ended December        ended December
                                       31, 2004              31, 2003
                                  ------------------    ------------------

NET REVENUES                      $           13,519    $           57,302
                                  ------------------    ------------------

SELLING, GENERAL
AND ADMINISTRATIVE
EXPENSES                                      35,510               100,045
                                  ------------------    ------------------

LOSS BEFORE OTHER
INCOME/EXPENSES                              (21,991)              (42,743)

OTHER INCOME/(EXPENSES)
     Interest expense                         (2,187)                 (150)
     Loss on disposal of assets                   --               (20,000)
                                  ------------------    ------------------

NET LOSS                          $          (24,178)   $          (62,893)
                                  ==================    ==================

NET LOSS PER SHARE:
     Basic and diluted            $                *    $            (0.01)
                                  ==================    ==================

WEIGHTED AVERAGE
NUMBER OF SHARES-
BASIC AND DILUTED
     Basic and diluted                     6,000,000             6,000,000
                                  ==================    ==================

*- less than $0.01 per share



   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT FOR
THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                                                                 Additional                   Total
                                                    Common Stock                   Paid-in    Accumulated  Stockholders'
                                                       Shares        Amount        Capital      Deficit    Equity/Deficit
                                                     ----------    ----------    ----------   ----------    ----------
BALANCE, December 31, 2002                            6,000,000         6,000       145,300     (106,675)       44,625

     Net loss for the year ended December 31, 2003                                               (62,893)      (62,893)
                                                     ----------    ----------    ----------   ----------    ----------

BALANCE, December 31, 2003                            6,000,000         6,000       145,300     (169,568)      (18,268)

     Net loss for the year ended December 31, 2004                                               (24,178)      (24,178)
                                                     ----------    ----------    ----------   ----------    ----------
BALANCE, December 31, 2004                            6,000,000    $    6,000    $  145,300   $ (193,746)   $  (42,446)
                                                     ==========    ==========   ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements

FENTON GRAHAM MARKETING, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                                          2004          2003
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                          $  (24,178)   $  (62,893)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Loss on disposal of assets                             --        20,000
        Non-cash compensation                                  --            --
     Changes in assets and liabilities:
        Increase (decrease) in accounts payable            (1,823)        4,068
                                                       ----------    ----------
          Net cash used by operating activities           (26,001)      (38,825)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                        --            --
                                                       ----------    ----------
          Net cash used by investing activities                --            --
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on officer advance                                --            --
     Proceeds from loans payable                           27,000        12,500
     Issuance of common stock                                  --            --
                                                       ----------    ----------
          Net cash provided by financing activities        27,000        12,500
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH                                   999       (26,325)

CASH, BEGINNING OF PERIOD                                      --        26,325
                                                       ----------    ----------

CASH, END OF PERIOD                                    $      999    $       --
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
     Interest paid                                     $       --    $       --
                                                       ==========    ==========
     Income taxes paid                                 $       --    $       --
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

FENTON GRAHAM MARKETING, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2004

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

Going Concern:
The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced material operating losses of $24,178 and $62,893 in the years ended 2004 and 2003 respectively. The Company also has an accumulated deficit of $193,746 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.

Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2004, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

4. INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2004 and December 31, 2003 are as follows:

                             December 31, 2004   December 31, 2003
                                --------------    --------------

Current tax expense
     U.S. federal               $       (3,627)   $       (9,434)
     State and local                    (1,692)           (4,403)
                                --------------    --------------

Total current                           (5,319)          (13,836)
                                --------------    --------------

Deferred tax expense
     U.S. federal               $        3,627    $        9,434
     State and local                     1,692             4,403
                                --------------    --------------

Total deferred                           5,319            13,836
                                --------------    --------------

Total tax provision (benefit)
   from continuing operations   $           --    $           --
                                ==============    ==============

The reconciliation of the effective tax rates to the statutory rates in effect during the years ended December 31 2004 and 2003 are as follows:

                              December 31, 2004   December 31, 2003
                                --------------     --------------

Federal income tax rate                   15.0%              15.0%

State income tax rate                      7.0%               7.0%

Effect of valuation allowance            (22.0)%            (22.0)%
                                --------------     --------------

Effective income tax rate                  0.0%               0.0%
                                ==============     ==============

At December 31, 2004 the Company had a federal and state cumulative loss carryforward of $193,746. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for the deferred income tax assets has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2004 are as follows:

                                December 31, 2004  December 31, 2003
                                  --------------    --------------

Deferred tax assets

     Loss carryforwards           $       42,824    $       37,305

     Less:  valuation allowance          (42,824)          (37,305)
                                  --------------    --------------

Net deferred tax assets           $           --    $           --
                                  ==============    ==============

State net operating loss carryforwards begin to expire in 2006 while federal operating loss carryforwards begin to expire in 2021.

5. NOTES PAYABLE

Notes payable are comprised of the following at December 31, 2004:

Notes payable to shareholder, original balance of
$10,000, 9% interest rate, principal and interest
due on 10/29/05.                                            $ 10,000

Notes payable to shareholder, original balance
of $2,500, 9% interest rate, principal and interest
due on 12/30/05.                                               2,500

Notes payable to shareholder, original balance
of $10,000, 9% interest rate, principal and interest
due on 3/16/06.                                               10,000

Notes payable to shareholder, original balance
of $7,000, 9% interest rate, principal and interest
due on 7/20/06.                                                7,000

Notes payable to shareholder, original balance
of $10,000, 9% interest rate, principal and interest
due on 12/7/06.                                               10,000

                                                         ------------
              Total                                           39,500

              Less Current Portion                           (12,500)
                                                         ------------

              Total long-term portion                       $ 27,000
                                                         ============

Future maturities of principal at December 31, 2004 are as follows:

              2005                        $ 12,500
              2006                          27,000
                                      -------------
              Total                       $ 39,500
                                      =============

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

As of December 31, 2001, the Company was obligated to a stockholder in the amount of $1,100 for funds advanced for working capital. The funds were used to pay the cost of the sale of common stock described in Note 4. The advances bear no interest and were due upon demand. On April 8, 2002, the Company paid $1,000 of the outstanding balance. As of December 31, 2004, the Company was still obligated to the stockholder for the remaining $100.

As discussed in note 5, the Company has five notes payable to a shareholder at December 31, 2004 in the total amount of $39,500. Principal along with interest accruing at 9% per annum are due on these notes in 2005 and 2006.

                                    * * * * *